Form 10-Q
period 1994-12-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1995-02-14
CIK 766658

PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and March 31, 1994
                                   (Unaudited)

ASSETS
                                                   December 31    March 31
Operating investment properties:
   Land                                          $ 3,962,243  $   3,962,243
   Buildings and improvements                     25,781,025     25,674,103
                                                  29,743,268     29,636,346
   Less accumulated depreciation                  (7,921,462)    (7,229,205)
                                                  21,821,806     22,407,141

Investments in unconsolidated joint ventures      34,342,382     34,924,925
Cash and cash equivalents                          6,297,725      6,262,903
Escrowed cash                                        181,014        144,074
Prepaid expenses                                      48,307         10,494
Accounts receivable, net                             147,752         54,656
Accounts receivable - affiliates                     209,445        368,937
Deferred rent receivable                                   -         46,205
Deferred expenses and other assets, net              224,315        150,490
                                                 $63,272,746    $64,369,825

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses           $    488,111    $   228,253
Accrued interest payable                              61,231              -
Bonds payable                                      1,862,993      1,884,120
Notes payable and deferred interest                9,928,597     10,263,737
Minority interest in net assets of
consolidated joint venture                           187,383        187,383
Partners' capital                                 50,744,431     51,806,332
                                                 $63,272,746    $64,369,825


        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the nine months ended December 31, 1994 and 1993
                                   (Unaudited)

                                                   General       Limited
                                                   Partner       Partners

Balance at March 31, 1993                        $(778,264)     $55,053,222
Net loss                                           (17,582)      (1,653,794)
BALANCE AT DECEMBER 31, 1993                     $(795,846)     $53,399,428

Balance at March 31, 1994                        $(804,233)     $52,610,565
Net loss                                           (11,171)      (1,050,730)
BALANCE AT DECEMBER 31, 1994                     $(815,404)     $51,559,835

                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended December 31, 1994 and 1993
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       December 31,           December 31,
                                   1994        1993       1994        1993
REVENUES:
  Rental income and expense
    reimbursements           $   458,532   $  423,362  $1,353,923  $1,240,189
  Interest and other income       87,580       55,177     234,124     171,321
                                 546,112      478,539   1,588,047   1,411,510
EXPENSES:
  Property operating expenses    328,100      324,793     934,013     958,000
  Depreciation and amortization  283,129      255,912     807,190     763,536
  Interest expense               208,851      278,052     707,652     787,003
  General and administrative     185,467      174,949     456,774     468,625
  Bad debt expense                     -            -       3,293      71,974
                               1,005,547    1,033,706   2,908,922   3,049,138
Operating loss                  (459,435)    (555,167) (1,320,875) (1,637,628)

Investment income:
  Interest income on notes
  receivable from ventures       200,000      200,000     600,000     600,000
  Partnership's share of
  unconsolidated ventures'
  income (losses)                 39,023     (145,342)   (341,026)   (633,748)

NET LOSS                     $  (220,412)   $(500,509)$(1,061,901)$(1,671,376)

Net loss per Limited
  Partnership Unit                $(0.11)      $(0.25)     $(0.53)     $(0.75)

The above net loss per Limited Partnership Unit is based upon the 2,000,000 Limited Partnership Units outstanding during each period.



                             See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended December 31, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                                     1994            1993
Cash flows from operating activities:
  Net loss                                      $(1,061,901)     $(1,671,376)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Partnership's share of unconsolidated
      ventures' losses                              341,026          633,748
      Depreciation and amortization                 807,190          763,536
      Interest expense on zero coupon loans         229,800          693,848
      Changes in assets and liabilities:
        Escrowed cash                               (36,940)               -
        Restricted cash                                   -         (144,074)
        Prepaid expenses                            (37,813)          10,759
        Accounts receivable                         (93,096)         (41,428)
        Accounts receivable - affiliates            159,492          153,980
        Deferred rent receivable                     46,205           49,469
        Other assets                                (42,782)         (74,317)
        Accounts payable and accrued expenses       321,089          356,472
        Accounts payable - affiliates                     -          (34,646)
            Total adjustments                      1,694,171       2,367,347
            Net cash provided by operating
            activities                               632,270         695,971

Cash flows from investing activities:
  Distributions from unconsolidated joint
  ventures                                        1,768,776        1,657,178
  Additions to operating investment properties     (106,922)        (342,251)
  Additional investments in unconsolidated
        joint ventures                           (1,527,259)        (212,199)
             Net cash provided by investing
             activities                             134,595        1,102,728

Cash flows from financing activities:
  Repayment of principal and deferred
  interest on long-term debt                      (4,044,940)        (22,108)
  Repayment of principal on bonds payable            (21,127)              -
  Issuance of note payable                         3,480,000                 -
  Payment of deferred financing costs               (145,976)                  -
            Net cash used for financing
            activities                              (732,043)        (22,108)

Net increase in cash and cash equivalents             34,822       1,776,591

Cash and cash equivalents, beginning of period     6,262,903       4,470,421

Cash and cash equivalents, end of period        $  6,297,725     $ 6,247,012

Cash paid during the period for interest        $  2,476,450     $    93,155



                             See accompanying notes.
1. General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes in the Partnership's Annual Report for the year ended March 31, 1994.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Venture Partnerships

     As of December 31, 1994 and 1993, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

     Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                 CONDENSED COMBINED SUMMARY OF OPERATIONS
     For the three and nine months ended September 30, 1994 and 1993

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                    1994        1993       1994        1993
Revenues:
   Rental revenues and
      expense recoveries        $2,843,000  $2,639,000  $8,213,000  $7,937,000
   Interest and other income        72,000      47,000     143,000     128,000
                                 2,915,000   2,686,000   8,356,000   8,065,000
Expenses:
   Property operating expenses     951,000     962,000   2,668,000   2,770,000
   Real estate taxes               684,000     596,000   2,069,000   1,919,000
   Mortgage interest expense       169,000     272,000     840,000     929,000
   Interest expense payable to
   partner                         200,000     200,000     600,000     600,000
   Depreciation and amortization   733,000     742,000   2,237,000   2,226,000
                                 2,737,000   2,772,000   8,414,000   8,444,000
Net income (loss)               $  178,000  $  (86,000) $  (58,000) $ (379,000)

Net loss:
   Partnership's share of
    combined income (loss)      $   60,000  $ (124,000) $ (277,000) $ (570,000)
   Co-venturers' share of
    combined income (loss)         118,000      38,000     219,000     191,000
                                $  178,000  $  (86,000) $  (58,000) $ (379,000)


           RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     1994      1993         1994        1993

   Partnership's share of combined
    loss, as shown above        $  60,000   $(124,000)   $(277,000)   $(570,000)
   Amortization of excess basis   (21,000)    (21,000)     (64,000)     (64,000)
   Partnership's share of
    unconsolidated
    ventures' income (loss)     $  39,000   $(145,000)   $(341,000)   $(634,000)

3.Operating Investment Properties

     At December 31, 1994 and March 31, 1994, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

     The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three and nine-month periods ended December 31, 1994 and 1993:

                                     Three Months Ended      Nine Months Ended
                                        December 31,             December 31,
                                      1994       1993        1994      1993

         Real estate taxes       $   29,698   $  69,616   $ 165,571 $ 235,470
         Repairs and maintenance     98,352      92,474     249,381   212,084
         Utilities                   30,505      30,849     100,133    99,590
         Management fees             39,886      36,233      85,388    81,735
         Administrative and other   129,659      95,621     333,540   329,121
                                  $ 328,100    $324,793    $934,013  $958,000

4.   Related Party Transactions

     Accounts receivable - affiliates at December 31, 1994 and March 31, 1994 includes $100,000 at both dates due from one joint venture for interest earned on a permanent loan and $94,911 and $78,036, respectively, of investor servicing fees due from three of the joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at December 31, 1994 and March 31, 1994 also includes $14,534 of expenses paid by the Partnership on behalf of the joint ventures and other affiliates. The balance of accounts receivable - affiliates at March 31, 1994 represents cash transfers between the Partnership and the consolidated Sunol Center joint venture during the three-month lag period.

     Included in general and administrative expenses for the nine months ended December 31, 1994 and 1993 is $152,729 and $149,775, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the nine months ended December 31, 1994 and 1993 is $11,169 and $7,359, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Notes Payable

     Notes payable and deferred interest at December 31, 1994 and March 31, 1994 consist of the following:

                                                 December 31      March 31

  9.125% nonrecourse loan payable to an
  insurance company, which is secured by the
  625 North Michigan Avenue operating
  investment property.  Monthly payments
  including interest of approximately
  $55,000 are due beginning July 1, 1994
  through maturity on May 1, 1999.  The
  terms of the note were modified effective
  May 31, 1994 (see discussion below).           $6,455,488      $6,962,910

  8.39% nonrecourse note payable to an
  insurance company, which is secured by the
  Crystal Tree Commerce Center operating
  investment property.  Monthly payments
  including interest of approximately
  $28,000 are due beginning November 15,
  1994 through maturity on September 19,
  2001 (see discussion below).                    3,473,109               -

  $1,886,473 nonrecourse note payable to a
  financial institution which was secured by
  the Lake Sammamish Limited Partnership
  operating investment property.  The note
  had a term of seven years and bore
  interest at 10.5% per annum compounded
  annually.  Interest and principal
  totalling approximately $3,797,000 was to
  be due and payable by the Partnership at
  maturity, on August 1, 1995.  Accrued
  interest through March 31,  1994  amounted
  to $1,414,354 (see discussion below).                    -       3,300,827

                                                 $ 9,928,597     $10,263,737

      On April 29, 1988, the Partnership borrowed $4,000,000 in the form of a zero coupon loan secured by the 625 North Michigan operating property which had a scheduled maturity date in May of 1995. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $144,088 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31, 1994) but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal pay down of approximately $541,000, including the application of the additional collateral referred to above. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $700,000 through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

     In addition, during 1986 and 1987 the Partnership received the proceeds from three additional nonrecourse zero coupon loans in the initial amounts of $3 million, $4.5 million and approximately $1.9 million, which were secured by the Warner/Red Hill office building, the Monterra Apartments and the Chandler's Reach Apartments, respectively. Legal liability for the repayment of the two loans secured by the Warner/Red Hill and Monterra properties rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. The Partnership indemnified Warner/Red Hill Associates and Crow/PaineWebber - LaJolla, Ltd., along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. Interest expense on the Warner/Red Hill and Monterra loans accrued at 9.36%, compounded annually, and was due at maturity in August of 1993 and September of 1994, respectively, at which time total principal and interest payments aggregating approximately $5,763,000 and $8,645,000, respectively, became due and payable. The nonrecourse zero coupon loan secured by the Chandler's Reach Apartments, which bore interest at 10.5%, compounded annually, matured on August 1, 1994 with an outstanding balance of approximately $3,462,000. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent to modify and extend the maturity of the Warner/Red Hill zero coupon loan with the existing lender. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the terms of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $23,906 will be required. The Partnership made principal and interest payments on behalf of the venture totalling approximately $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

     During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra and Chandler's Reach apartment properties. These three new loans are in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. The legal liability for the loan secured by the Crystal Tree Commerce Center rests with the Partnership and, accordingly, this loan is recorded on the books of the Partnership. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The three new nonrecourse loans have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of approximately $28,600. This loan will have an outstanding balance of approximately $3,193,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of approximately $39,500. This loan will have an outstanding balance of approximately $4,372,000 at maturity.
   The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of approximately $27,800. This loan will have an outstanding balance of approximately $3,089,000 at maturity. In order to close the above refinancings, the Partnership was required to contribute capital of approximately $583,000. This amount consisted of approximately $348,000 for closing costs, approximately $128,000 for interest payments due for August and September on the matured Monterra note balance and a partial paydown of outstanding principal of approximately $107,000.

6. Bonds Payable

    Bonds payable consist of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit the Sunol Center operating investment property. Bond assessments are levied on a semi-annual basis as interest and principal become due on the bonds. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of approximately 7.2%. Principal and interest are payable in semi-annual installments. In the event the operating investment property is sold, Sunol Center Associates will no longer be liable for the bond assessments.

           PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   As previously reported, effective for the quarter ended December 31, 1992, the Managing General Partner suspended the Partnership's regular quarterly distributions until further notice as part of an overall strategy to accelerate the timetable for repayment of the zero coupon loans secured by the Warner/Red Hill, Monterra, Chandler's Reach and 625 North Michigan properties. The Partnership originally borrowed $17,000,000 in zero coupon loans to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. The four outstanding loans were with three different financial institutions, the first of which issued loans secured by the Warner/Red Hill and Monterra properties in the initial principal amounts of $3,000,000 and $4,500,000, respectively, the second of which issued a loan in the initial amount of $1,886,473 which was secured by the Chandler's Reach Apartments, and the third of which issued a loan secured by the 625 North Michigan Office Building in the initial principal amount of $4,000,000. Due to declines in the market values of the Warner/Red Hill and 625 North Michigan properties over the past several years, management's efforts were directed toward negotiating modification and extension agreements with the existing lenders on these loans. Such declines in value have mirrored the state of commercial office buildings nationwide, and particularly in major metropolitan areas such as Chicago. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value requirements for such loans would have made refinancing the Warner/Red Hill and 625 North Michigan properties by conventional means very difficult.

   Throughout fiscal 1994, management was engaged in negotiations with the 625 North Michigan lender. The terms of the original loan agreement required that if the loan ratio, as defined, exceeded 80%, then the Partnership would be required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of approximately $144,000 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement called for the Partnership to make a principal paydown on the loan of approximately $541,000, including the application of the additional collateral referred to above. The new loan has an initial principal balance of approximately $6.5 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of 9.125% per annum and will require monthly payments of principal and interest aggregating approximately $55,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $700,000 through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

     On August 2, 1994, the Partnership executed an agreement with the lender regarding an extension and modification of the note payable secured by the Warner/Red Hill Business Center which had an accreted balance at maturity of approximately $5,763,000. The terms of the extension and modification agreement provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $23,906 will be required. The Partnership made principal and interest payments on behalf of the venture totalling approximately $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance in the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.
The Warner/Red Hill loan modification was structured with a below market interest rate and an equity participation due to the extremely high loan-to-value ratio. Based on current cash flow levels, the Partnership would not expect the value of the Warner/Red Hill property to generate any significant proceeds above the level of this current debt obligation if the property were to be sold in the near-term. However, the property should generate sufficient cash flow to cover its current debt service requirements and may provide some excess cash flow to support Partnership operations if further gains in occupancy can be achieved and market rental rates remain stable or increase.

     The nonrecourse zero coupon loans secured by the Chandler's Reach and Monterra apartment properties matured on August 1, 1994 and September 1, 1994 with outstanding balances of approximately $3,462,000 and $8,645,000, respectively. During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off these two outstanding zero coupon loans. The three new loans are in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. The additional proceeds required to pay off the Monterra zero coupon loan obligation were contributed to the venture by the Partnership. The proceeds from the new Chandler's Reach loan were recorded as a distribution by the joint venture to the Partnership. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with the new borrowings. The three new nonrecourse loans have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of approximately $28,600. This loan will have an outstanding balance of approximately $3,193,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of approximately $39,500. This loan will have an outstanding balance of approximately $4,372,000 at maturity. The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of approximately $27,800. This loan will have an outstanding balance of approximately $3,089,000 at maturity. In order to close the above refinancings, the Partnership was required to contribute capital of approximately $583,000 from its existing cash reserves. This amount consisted of approximately $348,000 for closing costs, approximately $128,000 for interest payments due for August and September on the matured Monterra note balance and a partial pay down of outstanding principal of approximately $107,000.

     With the exception of the Sunol Center property, occupancy levels at the Partnership's commercial office buildings and rental properties have increased over the past year. As of December 31, 1993, the 625 North Michigan Office Building was 81% occupied. The building's occupancy stood at 85% as of December 31, 1994. Occupancy at the Warner/Red Hill Business Center had increased from 85% to 86% over the same period. Likewise, occupancy at the Crystal Tree Commerce Center was up slightly, from 97% as of December 31, 1993 to 100% at December 31, 1994. More significant occupancy gains were achieved at 1881 Worcester Road, which was 79% occupied as of December 31, 1994, as compared to 62% at December 31, 1993. Subsequent to the end of the current quarter, the Partnership received an offer to purchase the 1881 Worcester Road property. The proposed purchase price, while in excess of the Partnership's more recent independent appraised value for the property, is substantially below the amount of the Partnership's original investment. Management intends to market the property and solicit other offers in order to determine whether, in light of the property's future appreciation potential, a current sale might represent the best potential return to the Limited Partners from this investment. At Sunol Center, occupancy remained unchanged at 18% as of December 31, 1994. However, subsequent to the quarter-end, the Partnership's leasing agent finalized negotiations with a tenant that will occupy 16,400 square feet for a 7-year term. In addition, negotiations were ongoing with a potential 40,000 square foot tenant, which, if completed, could bring the property's occupancy level up to 66%. While rental rates in the Pleasanton, California market remain depressed, these represent the first positive leasing developments at Sunol Center in over four years.


   At December 31, 1994, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $6,298,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, and for the funding of capital enhancements, potential leasing costs for its commercial property investments, and operating deficits for the operating investment properties. Now that the refinancing of the Partnership's zero coupon loans have been completed, and in light of the positive leasing developments at the Partnership's commercial office and retail properties, management now believes that the Partnership has sufficient cash reserves to meet its near-term and long-term capital needs. Also, it is expected that the properties will generate excess cash flow in the aggregate after the payment of their operating expenses and new debt service obligations. The Partnership's share of such excess cash flow is expected to be more than sufficient to cover the Partnership's operating costs. Accordingly, it is likely that the Partnership will be able to reinstate small quarterly distributions during calendar 1995. The payment is expected to be reinstated by mid calendar year 1995. Once management completes its review of the 1995 operating budgets and capital needs of the Partnership's investments, the amount of the reinstated distribution will be determined.

RESULTS OF OPERATIONS

     The Partnership's net loss decreased by approximately $609,000 for the nine months ended December 31, 1994, when compared to the same period in the prior year, due to a decrease in the Partnership's operating loss and an improvement in the Partnership's recorded share of unconsolidated joint ventures' operations. The Partnership's operating loss decreased by approximately $317,000 primarily due to an increase in revenues of approximately $177,000, a decrease in bad debt expense from the Crystal Tree Commerce Center of approximately $69,000, a decrease in property operating expenses of approximately $24,000 and a decrease in interest expense of approximately $79,000. The increase in revenues was primarily the result of increased rental income from the Crystal Tree Commerce Center due to a reduction in rental concessions offered to the property's retail tenants. The occupancy level at Crystal Tree has remained stable in the high 90's over the past two years. However, the Partnership has used rental concessions as necessary to maintain high occupancy levels despite the generally sluggish South Florida economy. In addition, interest income increased as a result of an increase in the average invested balances of the Partnership's cash reserves, along with an increase in short-term interest rates. Property operating expenses decreased primarily due to a decline in real estate taxes at both the Crystal Tree and Sunol Center properties. The decrease in interest expense can be attributed to the modification and principal paydown described above for the loan secured by the 625 North Michigan property, which occurred in May 1994.

     A favorable improvement in the Partnership's share of unconsolidated ventures' operations also contributed to the decrease in net loss for the current period. For the nine months ended December 31, 1994, the Partnership's share of unconsolidated ventures' losses decreased by approximately $293,000, as compared to the prior period. This favorable change is primarily due to a significant increase in rental income and a substantial decline in interest expense at the Warner/Red Hill joint venture, in addition to a decrease in property operating expenses, most notably at 625 North Michigan. Rental income from Warner/Red Hill increased by approximately $332,000 over the prior period almost entirely as a result of the significant increase in occupancy achieved during fiscal 1994. Effective rental rates for office/R&D space, in the Southern California market in particular, remain depressed due to the significant existing oversupply of competing space. In addition, the venture's interest expense declined by approximately $266,000 as a result of the modification of the zero coupon loan secured by the Warner/Red Hill property, as discussed further above. The improved net operating results of the Warner/Red Hill joint venture were partially offset by an increase in the net loss of the Monterra Apartments joint venture. The joint venture's net loss increased primarily due to an increase in interest expense as a result of the compounding of interest on Monterra's zero coupon loan prior to its refinancing.

           PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP


                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PAINEWEBBER EQUITY PARTNERS ONE
                                     LIMITED PARTNERSHIP


                               By:  First Equity Partners, Inc.
                                    Managing General Partner




                               By: /s/ Walter V. Arnold
                                   Walter V. Arnold
                                   Senior Vice President and
                                   Chief Financial Officer



Dated:  February 13, 1995