Form 10-K/A
period 1994-03-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1995-03-09
CIK 766658

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K/A

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED:  MARCH 31, 1994

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from           to          .

                     Commission File Number:  0-14857

           PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        Virginia                                                     04-2866287
(State of organization)                                        (I.R.S.Employer
                                                               Identification
No.)

  265 Franklin Street, Boston, Massachusetts                           02110
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

           Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
Title of each class                                         which registered
    None                                                         None
Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF LIMITED PARTNERSHIP INTEREST
                                     (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      _

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                           DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                Form 10-K Reference
Prospectus of registrant dated                              Parts III and IV
July 18, 1985, as supplemented

_

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                 1994 FORM 10-K

                                TABLE OF CONTENTS
PART I                                                    Page

Item 1    Business                                          I-1

Item 2    Properties                                        I-3

Item 3    Legal Proceedings                                 I-3

Item 4    Submission of Matters to a Vote of
          Security Holders                                  I-3

PART II

Item 5    Market for the Partnership's Limited Partnership
          Interests and Related Security Holder Matters    II-1

Item 6    Selected Financial Data                          II-1

Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations    II-2

Item 8    Financial Statements and Supplementary Data      II-6

Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure           II-6

PART III

Item 10   Directors and Executive Officers of the
          Partnership                                     III-1

Item 11   Executive Compensation                          III-3

Item 12   Security Ownership of Certain Beneficial
          Owners and Management                           III-3

Item 13   Certain Relationships and Related Transactions  III-4

PART IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                              IV-1

SIGNATURES                                                       IV-2

INDEX TO EXHIBITS                                          IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         F-1 to F-40
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered limited partnership interests to the public from July 18, 1985 to July 17, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $100,000,000 were received by the Partnership from the sale of Partnership Units. As discussed further below, the Partnership also received proceeds of $17,000,000 from the issuance of four zero coupon loans. The proceeds of such borrowings, net of financing expenses of approximately $275,000, were used to pay the offering and organizational expenses, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of March 31, 1994, the Partnership retained an ownership interest in seven operating investment properties, which consist of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

   The Partnership's focus during fiscal 1994 continued to be on efforts to restructure or refinance the zero coupon loans secured by the Warner/Red Hill, Monterra, Chandler's Reach and 625 North Michigan Avenue properties prior to their scheduled maturities between August 1993 and August 1995. As previously reported, effective for the quarter ended December 31, 1992, the Managing General Partner suspended the Partnership's regular quarterly distributions until further notice as part of an overall strategy to accelerate the timetable for repayment of the zero coupon loans. As noted above, the Partnership originally borrowed $17,000,000 in zero coupon loans to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. A portion of such borrowings were repaid in fiscal 1991 from the proceeds of the sale of the Sunol Center Courthouse Building. The four outstanding loans are with three different financial institutions, the first of which issued loans secured by the Warner/Red Hill and Monterra properties in the initial principal amounts of $3,000,000 and $4,500,000, respectively, the second of which issued a loan in the initial amount of $1,886,473 which is secured by the Chandler's Reach Apartments, and the third of which issued a loan secured by the 625 North Michigan Office Building in the initial principal amount of $4,000,000. Due to declines in the market values of the Warner/Red Hill and 625 North Michigan properties over the past several years, management's efforts have been directed toward negotiating modification and extension agreements with the existing lenders on these loans. Such declines in value have mirrored the state of commercial office buildings nationwide, and particularly in major metropolitan areas such as Chicago. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value requirements for such loans would have made refinancing the Warner/Red Hill and 625 North Michigan properties by conventional means very difficult.

     As of March 31, 1994, the Partnership's efforts to modify and extend the note secured by the Warner/Red Hill Business Center had not been successfully completed and the note was in default. Subsequent to year-end, the Partnership reached an agreement in principle with the lender regarding an extension and modification of the note payable. The terms of the extension and modification agreement are expected to provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $23,906 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable and unpaid interest. The extension and modification agreement also requires the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established. The agreement remains contingent upon the execution of definitive modification documents which management expects will be completed in the second quarter of fiscal 1995. The Warner/Red Hill loan modification was structured with some unconventional terms, including a below market interest rate and an equity participation, due to the extremely high loan-to-value ratio. Based on current cash flow levels, the Partnership would not expect the value of the Warner/Red Hill property to generate any significant proceeds above the level of the current debt obligation if the property were to be sold in the near-term. However, the property should generate sufficient cash flow to cover its current debt service requirements and may provide some excess cash flow to support Partnership operations if further gains in occupancy can be achieved and market rental rates remain stable or increase.

   Throughout fiscal 1994, management was engaged in negotiations with the 625 North Michigan lender. The terms of the original loan agreement required that if the loan ratio, as defined, exceeded 80%, then the Partnership would be required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of approximately $144,000 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. Subsequent to year-end, an agreement was reached with the lender on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement call for the Partnership to make a principal paydown on the loan of approximately $552,000, including the application of the additional collateral referred to above. The new loan will have an initial principal balance of approximately $6.5 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of 9.125% per annum and will require monthly payments of principal and interest aggregating approximately $57,000. The terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $714,000 through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. Subsequent to the modification agreement, the 625 North Michigan property is expected to generate a small amount of cash flow from operations after debt service, but prior to capital expenditures. However, the majority of such cash flow will likely be required by the joint venture to pay for capital and tenant improvements in order to maintain the property's current occupancy rate in light of the extremely competitive market conditions which continue to adversely affect the market for office space in downtown Chicago.

   The Partnership is presently involved in negotiations with the other zero coupon note lenders regarding possible modification and extension agreements for the notes secured by the Monterra Apartments and Chandler's Reach Apartments.
As noted above, the zero coupon loan secured by the Monterra Apartments, which has an outstanding balance as of March 31, 1994 of approximately $8,501,000, is with the same lender as the Warner/Red Hill note. This lender informed the Partnership that it did not wish to engage in substantive discussions concerning the Monterra note until the Warner/Red Hill modification was completed. Since this modification did not formally close until June 1994, only minimal progress had been made on the negotiations prior to the scheduled maturity date of the Monterra note of June 5, 1994. As a result, the Partnership is in technical default of this loan agreement; however, management does not expect the lender to take any actions relative to the default as long as progress is being made toward a modification or refinancing of this obligation. The zero coupon loan secured by the Chandler's Reach Apartments has a current balance of approximately $3,301,000 as of March 31, 1994 and is scheduled to mature in August of 1995. Any modification or refinancing transactions involving these two obligations would likely involve the conversion of the zero coupon notes to conventional current-pay loans with monthly principal amortization. If the Partnership were to pursue modification agreements with the current lenders they might also require initial principal paydowns similar to the 625 North Michigan transaction described above. There are no assurances that the Partnership and the lenders will reach agreement on mutually acceptable terms for a modification and extension of these loans. Consequently, management is also investigating other refinancing options for these obligations. Since the properties which secure these loans are multi-family residential properties, a strong market sector as compared to commercial office buildings, the Partnership should have other viable alternatives in the event that agreements cannot be reached with the current lenders. Consent of the Partnership's co-venture partners may be required in connection with any extension or refinancing transactions. Regardless of whether the Partnership obtains extensions or refinances the outstanding obligations, these transactions are likely to require the current use of cash reserves to make required principal paydowns and/or to cover transaction costs, in addition to adversely impacting current cash flow due to the commencement of regular debt service payments. Management continues to believe that these outcomes will result in higher overall returns to the Limited Partners than would result from allowing the interest on the zero coupon loans to continue to accrue and compound.

   As previously reported, the office building segment of the real estate market in general continues to be adversely affected by an oversupply of space, and management believes this segment will take longer to recover than other segments from the downturn in the real estate markets due to the impact of general economic conditions on the demand for office space. The prior national recession and the related efforts by many businesses to streamline their operations are expected to create less demand for office space over the next few years. As a result, tenants who are in the market for office space have many different options available to them from building owners with different investment objectives and varying levels of financial resources. In this intensely competitive market environment, the Partnership's leasing agents are being directed to actively seek to retain the existing tenant base while aggressively and creatively marketing the vacant space within the constraints of the Partnership's available financial resources. During fiscal 1994, the Partnership advanced approximately $212,000 to the Warner/Red Hill joint venture to pay for tenant improvements and leasing costs. The leasing level of the Warner/Red Hill Business Center has improved from 55% as of March 31, 1992 to 86% as of March 31, 1994. Also during fiscal 1994, the Partnership funded approximately $269,000 and $40,000, respectively, to the Sunol Center and 1881 Worcester Road joint ventures in order to cover operating deficits. The Managing General Partner expects that additional leasing costs will continue to be funded at Warner/Red Hill, Sunol Center, 1881 Worcester Road and 625 North Michigan Avenue in future periods, as efforts to lease vacant space at these properties continue. Leasing efforts at the 625 North Michigan property during fiscal 1994 targeted smaller tenants with minimal needs for tenant improvements. Two new leases were signed during fiscal 1994 at 1881 Worcester Road which increased the occupancy level at the property to 62% from its level of 38% as of one year earlier. This leasing activity should eliminate the cash flow deficits of the property for fiscal 1995.

   The Partnership received operating cash flow distributions totalling approximately $2,493,000 from its operating investment properties during fiscal 1994 (including approximately $505,000 from the wholly-owned investment property). These property distributions represent the primary source of future liquidity for the Partnership prior to the sales or refinancings of its operating investment properties. At March 31, 1994, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $6,263,000. In light of the progress made during fiscal 1994 toward the refinancing of the Partnership's zero coupon loans and the positive leasing developments during the year at the Warner/Red Hill and 1881 Worcester Road properties, management now believes that the Partnership has sufficient cash reserves to meet its near-term and long-term capital needs, including the remaining refinancing transactions and the potential leasing costs referred to above. Also, it is expected that, once all of the zero coupon loans have been refinanced, the properties will generate excess cash flow in the aggregate after the payment of their operating expenses and new debt service obligations. The Partnership's share of such excess cash flow is expected to be more than sufficient to cover the Partnership's operating costs. Accordingly, it is likely that the Partnership will be able to reinstate small quarterly distributions after the last zero coupon loan is refinanced. The Partnership's cash reserves, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, distributions to partners, loan repayments and refinancing expenses and for the funding of capital enhancements, tenant improvements and operating deficits for the operating investment properties.

RESULTS OF OPERATIONS
1994 COMPARED TO 1993

   The Partnership's net loss for fiscal 1994 increased by approximately $196,000 when compared to the prior year, mainly due to an increase in the Partnership's operating loss. The Partnership's operating loss increased by approximately $171,000 primarily due to decreases in rental income and interest and other income of approximately $69,000 and $99,000, respectively, and increases in interest expense and general and administrative expenses of approximately $63,000 and $96,000, respectively. Such unfavorable changes were partially offset by a decline of approximately $163,000 in bad debt expense related to the Crystal Tree Commerce Center. The decline in rental revenues was the result of increased rental concessions required at the Crystal Tree Commerce Center due to the impact of prolonged sluggishness of the South Florida economy on retail sales in general. Average occupancy levels at both Crystal Tree and Sunol Center for fiscal 1994 remained virtually unchanged in comparison to the prior year. The decline in interest and other income was primarily the result of the receipt of approximately $90,000 of insurance proceeds by the Sunol Center joint venture during the prior year in settlement of a claim for weather-related damages. Interest expense increased as the interest on the Partnership's zero coupon loans continued to compound through March 31, 1994. General and administrative expenses rose during the current year mainly due to an increase in required legal services. These items which increased the Partnership's operating loss were partially offset by a decrease in the bad debt expense related to the Crystal Tree property of approximately $163,000. An increase in the Partnership's share of unconsolidated ventures' losses also contributed to the increase in net loss for the current year. The Partnership's share of unconsolidated ventures' losses increased by approximately $24,000 during fiscal 1994. This unfavorable change is primarily due to an increase in bad debt expense and property operating expenses, particularly repairs and maintenance, at 625 North Michigan Avenue and an increase in interest expense at the Monterra Apartments, as the interest on the zero coupon loan continued to compound. These items were partially offset by an increase in other income from the 625 North Michigan joint venture and a decrease in real estate taxes at the Warner/Red Hill Business Center due to the receipt of a tax refund in the current year. Increased rental revenues at the Warner/Red Hill, Monterra Apartments, Chandler's Reach Apartments and 1881 Worcester Road properties were offset by a decline in rental revenues at 625 North Michigan. The decline in rental revenues at 625 North Michigan resulted from a slight decrease in average occupancy and the continued deterioration of effective rental rates, which reflects the extremely competitive market conditions described above. Average occupancy at 625 North Michigan declined from 82% in the prior year to 80% for calendar 1993.

1993 COMPARED TO 1992

   The Partnership's net loss for fiscal 1993 remained relatively unchanged when compared to fiscal 1992 because an increase in the Partnership's operating loss was offset by a decrease in the Partnership's share of losses from its unconsolidated joint venture investments. The Partnership's operating loss increased by approximately $314,000 during fiscal 1993 when compared to fiscal 1992. The primary reasons for the increase in operating loss during fiscal 1993 were an increase in the bad debt expense recognized in connection with the operations of the Crystal Tree Commerce Center of approximately $199,000, an increase in general and administrative expenses of approximately $68,000 primarily due to an increase in legal and appraisal expenses, and an increase in property operating expenses of approximately $105,000 due primarily to increases in landscaping maintenance expenses at the Sunol Center office buildings. In addition, interest expense increased by approximately $92,000 as the interest on the Partnership's zero coupon loans continued to compound. These increases in expenses were partially offset by an increase in rental income and expense reimbursements of approximately $91,000 and a decrease in depreciation and amortization expense of approximately $79,000. Rental income increased at the Crystal Tree operating property almost entirely as a result of an increase in the property's average occupancy level, and tenant reimbursements increased at the Sunol Center operating property mainly as a result of the increase in certain reimbursable landscaping maintenance expenses referred to above. Depreciation and amortization expense decreased as a result of certain tenant improvements having become fully depreciated at Sunol Center.

   The Partnership's share of losses from its unconsolidated ventures decreased by approximately $316,000. This decrease in the Partnership's share of losses was primarily due to improved operating results at the Warner Red/Hill and 625 North Michigan joint ventures. The increase in operating income at Warner Red/Hill was mainly due to the write-off in fiscal 1992 of certain receivables, in the amount of approximately $215,000, which were the result of the straight-line recognition of rental revenues on the leases of certain former tenants of the property. Such write-off was required due to the early termination of the tenants' leases as a result of their bankruptcy or the suspension of their operations. The increase in operating income at 625 North Michigan was due to a slight increase in rental revenues and a decrease in repairs and maintenance expenses due to the completion of a general improvement program implemented during fiscal 1992 to enhance the building's appeal.

1992 COMPARED TO 1991

   In fiscal 1992, the Partnership's operating results included the consolidated results of the Sunol Center office buildings, owned by Sunol Center Associates. The Partnership assumed complete control over the affairs of the joint venture during fiscal 1992 as a result of the withdrawal of the co-venture partner and the assignment of its remaining interest to First Equity Partners, Inc., the Managing General Partner of the Partnership. In prior years, the Partnership's share of the operating results of the Sunol property had been reflected, under the equity method, in the Partnership's share of unconsolidated ventures' losses.

   The Partnership reported a net loss of approximately $2,275,000 for the fiscal year ended March 31, 1992, as compared to net income of approximately $1,629,000 for fiscal 1991. The fiscal 1991 results reflected a gain of approximately $1,746,000 on the sale of the Sunol Center Courthouse Building. Excluding the effect of the gain, the Partnership's net loss increased by approximately $2,158,000 in fiscal 1992. This significant increase in net loss could be attributed primarily to the deterioration of the operating results of the Partnership's four commercial office building properties. In particular, declines in occupancy and rental rates at Warner/Red Hill, 625 North Michigan Avenue and Sunol Center resulted in a decrease in combined rental revenues in the aggregate amount of approximately $1.9 million. All three of these properties experienced significant declines in average occupancy levels in calendar 1991. Average occupancy at Warner/Red Hill declined from 76% for calendar 1990 to 56% for calendar 1991. Average occupancy at Sunol Center also sustained a 20 point drop, from 35% in calendar 1990 to 15% in calendar 1991. Average occupancy at 625 North Michigan decreased from its level of 92% for calendar 1990 to 84% for calendar 1991. In addition, increases in property operating expenses and interest expense contributed to the unfavorable change in net operating results. Property operating expenses increased most notably at 625 North Michigan Avenue, where a general improvement program was implemented during fiscal 1992 to enhance the building's appeal as part of management's efforts to retain existing tenants and attract new tenants. Interest expense on the Partnership's zero coupon loans increased by approximately $70,000 in fiscal 1992 due to the compounding effect referred to above.

INFLATION

   The Partnership commenced operations in 1985 and completed its eighth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping center and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted, to the extent market conditions allow, to keep pace with inflation as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

                   ANNUAL REPORT ON FORM 10-K
              ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                PAINEWEBBER EQUITY PARTNERS ONE
                      LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                 Reference

PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP:

  Reports of independent auditors                                  F-2

  Consolidated balance sheets as of March 31, 1994 and 1993        F-5

  Consolidated statements of operations for the years ended
   March 31, 1994, 1993 and 1992                                   F-6

  Consolidated statements of changes in partners' capital
    (deficit) for the years ended March 31, 1994, 1993 and 1992    F-7

  Consolidated statements of cash flows for the years ended
    March 31, 1994, 1993 and 1992                                  F-8

  Notes to consolidated financial statements                       F-9

  Schedule XI - Real Estate and Accumulated Depreciation          F-27

COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP:

  Reports of independent auditors                                 F-28

  Combined balance sheets as of December 31, 1993 and 1992        F-31

  Combined statements of operations and changes in venturers' capital for the years ended December 31, 1993, 1992 and 1991 F-32

  Combined statements of cash flows for the years ended
    December 31, 1993, 1992 and 1991                              F-33

  Notes to combined financial statements                          F-34

  Schedule XI - Real Estate and Accumulated Depreciation          F-40



  Other financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.



                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

    We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners One Limited Partnership as of March 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Warner/Red Hill Associates, a joint venture investee of the Partnership. The Partnership's financial statements reflect the Partnership's equity investment in Warner/Red Hill Associates of $4,264,000 and $4,603,000 at March 31, 1994 and 1993,
respectively, and the Partnership's equity in Warner/Red Hill Associates' net loss of $491,000, $799,000 and $964,000 for the years ended March 31, 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Warner/Red Hill Associates, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated June 24, 1994, which report contained an explanatory paragraph due to the uncertainty regarding the Partnership's ability to realize its investment interests in Warner/Red Hill Associates and Crow PaineWebber LaJolla Ltd. (joint venture investees), the joint ventures have successfully refinanced their indebtedness. Therefore, the conditions that raised uncertainty regarding the Partnership's ability to realize its investment interests in Warner/Red Hill Associates and Crow PaineWebber LaJolla Ltd. no longer exist.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners One Limited Partnership at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                /S/ Ernst & Young
                                 ERNST & YOUNG LLP



Boston, Massachusetts
June 24, 1994,
except for Note 9, as to which the date is September 27, 1994


                          INDEPENDENT AUDITORS' REPORT



The Partners
Warner/Redhill Associates:

    We have audited the accompanying balance sheets of Warner/Redhill Associates (a California general partnership) as of December 31, 1993 and 1992 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of management of Warner/Redhill Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warner/Redhill Associates as of December 31, 1993 and 1992 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                /S/ KPMG Peat Marwick LLP
                                 KPMG Peat Marwick LLP

Los Angeles, California
January 7, 1994


                          INDEPENDENT AUDITORS' REPORT



The Partners
Warner/Redhill Associates:

    We have audited the accompanying balance sheet of Warner/Redhill Associates (a California general partnership) as of December 31, 1991 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of management of Warner/Redhill Associates. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warner/Redhill Associates as of December 31, 1991 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                              /S/ KPMG Peat Marwick LLP
                               KPMG Peat Marwick LLP

Los Angeles, California
January 31, 1992

                PAINEWEBBER EQUITY PARTNERS ONE
                      LIMITED PARTNERSHIP

                  CONSOLIDATED BALANCE SHEETS
                    March 31, 1994 and 1993
                            ASSETS
                                                    1994             1993
Operating investment properties:
   Land                                         $  3,962,243     $ 3,962,243
   Building and improvements                      25,674,103      25,524,030
                                                  29,636,346      29,486,273
   Less accumulated depreciation                 (7,229,205)     (6,248,191)
                                                  22,407,141      23,238,082

Investments in unconsolidated joint ventures      34,924,925      37,733,352
Cash and cash equivalents                          6,262,903       4,470,421
Escrowed cash                                        144,074               -
Prepaid expenses                                      10,494          10,759
Accounts receivable, less allowance for possible
   uncollectible amounts of $158,531 in 1994
   ($81,167 in 1993)                                  54,656         138,094
Accounts receivable - affiliates                     368,937         340,928
Deferred rent receivable                              46,205          49,469
Deferred expenses, net                               150,490         187,628
                                                 $64,369,825     $66,168,733

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses            $   228,253     $   331,620
Accounts payable - affiliates                              -         102,246
Bonds payable                                      1,884,120       1,944,714
Notes payable and accrued interest                10,263,737       9,327,812
Minority interest in net assets of
  consolidated joint venture                         187,383         187,383
           Total liabilities                      12,563,493      11,893,775

Commitments

Partners' capital:
   General Partners:
    Capital contributions                              1,000           1,000
    Cumulative net income                            172,430         198,399
    Cumulative cash distributions                  (977,663)       (977,663)

   Limited Partners ($50 per unit; 2,000,000
   Units outstanding):
    Capital contributions, net of
     offering costs                               90,054,639      90,054,639
    Cumulative net income (loss)                 (1,662,287)         780,370
    Cumulative cash distributions               (35,781,787)    (35,781,787)
         Total partners' capital                  51,806,332      54,274,958
                                                 $64,369,825     $66,168,733




                    See accompanying notes.


                PAINEWEBBER EQUITY PARTNERS ONE
                      LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the years ended March 31, 1994, 1993 and 1992

                                           1994           1993         1992

REVENUES:
   Rental income and expense
    reimbursements                     $ 1,776,114  $ 1,845,009  $ 1,754,182
   Interest and other income               194,622      294,048      297,527
                                         1,970,736    2,139,057    2,051,709

EXPENSES:
   Interest expense                      1,062,515      999,610      908,057
   Depreciation and amortization         1,056,594    1,038,022    1,116,999
   Property operating expenses             963,026      944,744      839,713
   Real estate taxes                       306,934      336,380      319,605
   General and administrative              700,455      604,718      537,207
   Bad debt expense                         77,364      240,253       41,112
                                         4,166,888    4,163,727    3,762,693
Operating loss                         (2,196,152)  (2,024,670)  (1,710,984)

Investment income:
   Interest income on notes receivable
     from unconsolidated ventures          800,000      800,000      800,000
   Partnership's share of
     unconsolidated ventures' losses   (1,072,474)  (1,048,035)  (1,364,390)

NET LOSS                              $(2,468,626) $(2,272,705) $(2,275,374)

Net loss per Limited Partnership Unit       $(1.22)       $(1.12)     $(1.13)

Cash distributions per Limited
   Partnership Unit                         $    -        $ 0.75      $ 1.00


The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding for each year.


                    See accompanying notes.


                PAINEWEBBER EQUITY PARTNERS ONE
                      LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

       For the years ended March 31, 1994, 1993 and 1992

                                     General      Limited
                                     Partners     Partners           Total

Balance at March 31, 1991           $(696,249)  $ 63,054,671  $ 62,358,422

Cash distributions                    (20,202)   (2,000,032)   (2,020,234)

Net loss                              (22,753)   (2,252,621)   (2,275,374)

BALANCE AT MARCH 31, 1992            (739,204)    58,802,018    58,062,814

Cash distributions                    (15,151)   (1,500,000)   (1,515,151)

Net loss                              (23,909)   (2,248,796)   (2,272,705)

BALANCE AT MARCH 31, 1993            (778,264)    55,053,222    54,274,958

Net loss                              (25,969)   (2,442,657)   (2,468,626)

BALANCE AT MARCH 31, 1994           $(804,233)   $52,610,565  $ 51,806,332





                    See accompanying notes.

                PAINEWEBBER EQUITY PARTNERS ONE
                      LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the years ended March 31, 1994, 1993 and 1992
        Increase (Decrease) in Cash and Cash Equivalents

                                             1994         1993        1992

Cash flows from operating activities:
   Net loss                            $ (2,468,626)$ (2,272,705)$(2,275,374)
   Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
      Partnership's share of unconsolidated
        ventures' losses                   1,072,474   1,048,035   1,364,390
      Depreciation and amortization        1,056,594   1,038,022   1,116,999
      Bad debt expense                        77,364     240,253      41,112
      Interest expense                       935,925     876,556     770,642
      Changes in assets and liabilities:
       Escrowed cash                       (144,074)           -           -
       Prepaid expenses                          265       (951)     (4,372)
       Accounts receivable                     6,074   (176,899)    (35,769)
       Accounts receivable - affiliates     (28,009)   (170,978)     636,449
       Deferred rent receivable                3,264     (8,620)    (40,849)
       Deferred expenses                    (38,442)    (18,621)    (27,910)
       Accounts payable and accrued
         expenses                          (103,367)     144,343   (184,252)
       Accounts payable - affiliates       (102,246)      19,525      61,122
       Other liabilities                           -   (112,263)   (132,535)
            Total adjustments              2,735,822   2,878,402   3,565,027
            Net cash provided by
            operating activities             267,196     605,697   1,289,653

Cash flows from investing activities:
   Additions to operating investment
    properties                             (150,073)   (137,823)   (706,923)
   Reductions to operating investment
    properties resulting from
    mandatory payments                             -      33,452      20,273
   Distributions from unconsolidated
    joint ventures                         1,988,152   1,575,012   1,154,630
   Additional investments in
    unconsolidated joint ventures          (252,199)   (205,643)   (600,406)
            Net cash provided by (used for)
            investing activities           1,585,880   1,264,998   (132,426)

Cash flows from financing activities:
   Payments on district bond assessments    (60,594)    (22,922)     (1,603)
   District bond assessments                       -      29,576           -
   Distributions to partners                       - (1,515,151) (2,020,234)
            Net cash used for financing
            activities                      (60,594) (1,508,497) (2,021,837)

Net increase (decrease) in cash and cash
   equivalents                             1,792,482     362,198   (864,610)

Cash and cash equivalents, beginning
   of year                                 4,470,421   4,108,223   4,972,833

Cash and cash equivalents, end of year    $6,262,903 $ 4,470,421 $ 4,108,223

Cash paid during the year for interest    $  126,590 $   123,054 $   137,415

Write-off of fully depreciated
   tenant improvements                    $        - $   447,768 $         -

                           See accompanying notes.
1.  Organization

     PaineWebber Equity Partners One Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Virginia on April 17, 1985 for the purpose of investing in a diversified portfolio of existing newly constructed or to-be-built income-producing real properties. The Partnership authorized the issuance of units (the "Units") of Limited Partner interests (at $50 per Unit) of which 2,000,000 were subscribed and issued between July 18, 1985 and July 17, 1986.

2.  Summary of Significant Accounting Policies

     The accompanying financial statements include the Partnership's investment in six joint venture partnerships which own operating properties. In addition, the Partnership owns one property directly, as further described in Note 4. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. All of the unconsolidated joint ventures partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of joint ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

     As further discussed in Note 4, the Partnership acquired control of the Sunol Center joint venture in fiscal 1992. Accordingly, the joint venture is presented on a consolidated basis in the accompanying financial statements. As discussed above, the Sunol Center joint venture has a December 31 year-end and operations of the venture continue to be reported
   on a three-month lag.   All material transactions between the Partnership
   and its consolidated joint venture, except for lag-period cash transfers, have been eliminated in consolidation.

     The operating investment properties (Crystal Tree Commerce Center and Sunol Center Office Buildings) are carried at the lower of cost, adjusted for certain mandatory payments and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investments in Sunol Center and the Crystal Tree Commerce Center were considered to be held for long-term investment purposes as of March 31, 1994 and 1993. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

     At March 31, 1994, escrowed cash consists of funds escrowed as additional collateral under the terms of the loan agreement secured by the 625 North Michigan operating property (see Note 6).

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

     Deferred expenses generally consist of deferred leasing commissions and costs associated with the loans described in Note 6. The leasing commissions are being amortized using the straight-line method over the term of the related lease, and the loan costs are being amortized, on a straight-line basis, over the terms of the respective loans.

      Certain fiscal 1993 and 1992 amounts have been reclassified to conform to the fiscal 1994 presentation.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions

     The General Partners of the Partnership are First Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of PaineWebber Properties Incorporated ("PWPI") and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PWPI pursuant to an advisory and asset management contract. PWPI is a wholly-owned subsidiary of PaineWebber. The General Partners and PWPI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

     All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. Due to the reduction in the Partnership's quarterly distribution rate from 6% to 2% during fiscal 1991, no management fees were earned for the fiscal years ending March 31, 1994, 1993 and 1992, in accordance with the terms of the advisory agreement. During fiscal 1993, the Partnership suspended all distributions to Limited Partners until further notice. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Taxable income (other than from a Capital Transaction) in each taxable year will be allocated to the Limited Partners and the General Partners in an amount equal to the distributable cash (excluding the asset management fee) to be distributed to the partners for such year and in the same ratio as distributable cash has been distributed. Any remaining taxable income, or if no distributable cash has been distributed for a taxable year, shall be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Tax losses (other than from a Capital Transaction) will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     Selling commissions incurred by the Partnership and paid to an affiliate of the Managing General Partner for the sale of Limited Partnership interests aggregated $8,415,506 through the conclusion of the offering period.

     In connection with the acquisition of properties, PWPI was entitled to receive acquisition fees in an amount not greater than 3% of the gross proceeds from the sale of Partnership Units. Total acquisition fees of $2,830,000 were incurred and paid by the Partnership in connection with the acquisition of its operating property investments. In addition PWPI received an acquisition fee of $170,000 from Sunol Center Associates in 1986.

     The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real
   property investments.   Accounts payable - affiliates at March 31, 1993
   consisted of reimbursements of out-of-pocket expenses owed to PWPI of $102,246.

     Included in general and administrative expenses for the years ended March 31, 1994, 1993 and 1992 is $201,900, $236,673 and $231,801, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,359, $7,917 and $7,873 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1994, 1993 and 1992, respectively.

     At March 31, 1994 and 1993, accounts receivable - affiliates includes $100,000 due from a certain unconsolidated joint venture for interest earned on a permanent loan and $78,036 and $55,536, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1994 and 1993 also includes $14,534 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993. The balance of accounts receivable - affiliates at March 31, 1994 and 1993 represents cash transfers between the Partnership and the consolidated Sunol Center joint venture during the three-month lag period (see Note 2).

4. Operating Investment Properties

     At March 31, 1994 and 1993, the Partnership's balance sheet includes two operating investment properties: (1) the wholly-owned Crystal Tree Commerce Center; and (2) the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority owned and controlled joint venture. The Partnership acquired a controlling interest in Sunol Center Associates during fiscal 1992. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis. Descriptions of the operating investment properties and the agreements through which the Partnership acquired its interests in the properties are provided below.

   Crystal Tree Commerce Center

     The Partnership acquired an interest in North Palm Crystal Associates (the "joint venture"), a Florida general partnership organized on October 23, 1985 in accordance with a joint venture agreement between the Partnership and Caruscan of Palm Beach Inc., a Florida corporation (the "co-venturer") to own and operate the Crystal Tree Commerce Center (the "property"). The property consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing an aggregate of 40,115 square feet of leasable office space, each of which was completed in 1983. The property, which was 97% occupied as of March 31, 1994, is located in North Palm Beach, Florida.

     The aggregate cash investment made by the Partnership for its initial interest was $19,367,216 (including a $200,000 consulting fee and a $540,000 acquisition fee paid to PaineWebber Properties Inc.).

     Effective February 1, 1988, the venture partners restructured the joint venture agreement to transfer full ownership and control of the operating property to the Partnership. Additionally, all shortfall loans made by the co-venturer prior to the restructuring, which were to be refunded (plus interest) from sales proceeds, were cancelled. To complete the transaction, during fiscal 1989 the co-venturer paid the Partnership approximately $884,000 as a settlement of amounts owed through the date of the restructuring and in exchange for a release from further obligations for tenant improvements, as well as a release of a letter of credit which was to be drawn down over the next eight years. The cash received was used at the property to finance tenant improvements required to re-lease vacant space.

   The Sunol Center Office Buildings

     Sunol Center Associates, a California general partnership (the "joint venture"), was formed by the Partnership and Callahan Pentz Properties, Pleasanton-Site Thirty-four A, a California general partnership ("co-venturer") on August 15, 1986 to acquire and operate the Sunol Center (the "Property"), which originally consisted of three office buildings on an 11.6-acre site in the Hacienda Business Park located in Pleasanton, California. Prior to the formation of the Partnership, the Property was owned and operated by the co-venturer. The initial aggregate cash investment made by the Partnership for its interest was $15,610,124 (including a $445,000 acquisition fee paid to the Adviser). The joint venture assumed liability for public bonds of $2,141,119 upon acquisition of the property (see Note
   7). The Partnership paid the co-venturer an additional $1,945,405 toward the purchase price of its interest upon the occurrence of certain events which were defined in the joint venture agreement, as amended.

     On February 28, 1990 one of the three office buildings, comprising approximately 31% of the total net rentable square feet, was sold for $8,150,000. After payment of transaction costs and the deduction of the co-venturer's share of the net proceeds, a distribution of approximately $7,479,000 was made to the Partnership. A portion of these proceeds, in the amount of approximately $4,246,000, was used to repay a zero coupon loan, including accrued interest, that was secured by all three office buildings.

     The joint venture agreement provided that for the period from August 15, 1986 to July 31, 1989 for two buildings (one of these two buildings was sold on February 28, 1990) and August 15, 1986 to July 31, 1990 for one building, to the extent that the Partnership required funds to cover operating deficits or to fund shortfalls in the Partnership's Preference Return, as defined, the co-venturer was required to contribute such amounts to the Partnership. For financial reporting purposes, certain of the contributions made by the co-venturer to cover such deficits and shortfalls were treated as a reduction of the purchase price of the Property. The co-venturer defaulted on the guaranty obligation in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992 when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a three-year non-interest bearing promissory note payable to the Partnership in the amount of $126,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. During calendar 1993, 1992 and 1991, payments of $0, $33,452 and $20,273, respectively, were received on the note and recorded as reductions to the carrying value of the operating investment properties. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated.

     The joint venture's remaining two buildings are comprised of 116,680 square feet, of which 18% is leased to one tenant with a remaining lease obligation of approximately $388,000 through December 31, 1995. The results of the joint venture's operations have been substantially below the results anticipated in its original business plan primarily due to high vacancy levels in recent years. The joint venture incurred net losses and cash flow deficits in calendar 1993, and currently projects net losses and cash flows deficits for the next year. The ability of the joint venture to fund operations, service debt, and recover its investment in the property is dependent upon the success of future operations, including the leasing of vacant space, the Partnership's funding of near-term cash flow deficits and/or the sale of the property. Management's present intentions are to hold the property for long-term investment purposes, to fund cash flow requirements, and to lease the vacant space.

      The joint venture agreement provides for the allocation of profits and losses, cash distributions, and a preference return, as defined to the venture partners. Generally, until the preference return provisions are met, all profits, losses and cash distributions are allocated to the Partnership. Allocations of income or loss for financial reporting purposes have been made in accordance with the allocations of taxable income or tax loss.

     The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and Sunol Center Office Building for the years ended March 31, 1994, 1993 and 1992.

                                               1994         1993        1992
      Property operating expenses:
         Repairs and maintenance          $  164,596  $  144,329  $  134,858
         Utilities                           130,172     132,168     149,292
         Insurance                            54,335      57,992      49,737
         Administrative and other            522,919     519,251     418,575
         Management fees                      91,004      91,004      87,251
                                          $  963,026  $  944,744  $  839,713

5.  Investments in Unconsolidated Joint Ventures

     As of March 31, 1994 and 1993, the Partnership had investments in five unconsolidated joint ventures which own operating investment properties.
   The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

     Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED BALANCE SHEETS
                        December 31, 1993 and 1992
                                 Assets
                                                      1993           1992

    Current assets                              $  3,102,884    $  3,350,354
    Operating investment properties, net          71,188,310      73,173,864
    Other assets                                   3,381,792       3,425,371
                                                $ 77,672,986    $ 79,949,589

                                 Liabilities and Capital

    Current liabilities, including
     mortgage notes payable in default          $ 19,113,693    $  9,699,852
    Other liabilities                                201,836         204,517
    Long-term debt and notes payable to venturers  8,000,000      15,565,642
    Partnership's share of combined capital       24,262,745      27,269,179
    Co-venturers' share of combined capital       26,094,712      27,210,399
                                                $ 77,672,986    $ 79,949,589

                         CONDENSED COMBINED SUMMARY OF OPERATIONS
                   For the years ended December 31, 1993, 1992 and 1991

                                            1993        1992        1991

    Rental income and expense
     recoveries                        $10,653,522  $10,635,337  $10,315,265
    Interest income                         31,621       46,793      144,546
    Other income                           306,289      183,352      148,211
         Total revenues                 10,991,432   10,865,482   10,608,022

    Property operating expenses          4,102,621    3,707,515    3,920,256
    Real estate taxes                    2,581,129    2,637,345    2,709,204
    Mortgage interest expense            1,371,477    1,289,389    1,145,033
    Interest expense payable to partner    800,000      800,000      800,000
    Depreciation and amortization        3,107,504    3,003,252    3,123,921
                                        11,962,731   11,437,501   11,698,414
    Net loss                          $  (971,299) $  (572,019) $(1,090,392)

    Net income (loss):
     Partnership's share of combined
      income (loss)                  $   (987,279) $  (962,840) $(1,279,195)
     Co-venturers' share of combined
       income (loss)                        15,980      390,821      188,803
                                     $   (971,299) $  (572,019) $(1,090,392)

                     Reconciliation of Partnership's Investment
                                 March 31, 1994 and 1993

                                                        1994         1993
    Partnership's share of capital at
     December 31, as shown above                   $24,262,745   $27,269,179
    Excess basis due to investment in joint
     ventures, net (1)                               1,628,777     1,713,972
    Partnership's share of ventures' current
     liabilities and long-term debt                  9,324,377     8,907,780
    Timing differences due to distributions
     received from and contributions sent to
     joint ventures subsequent to December 31
     (see Note 2)                                    (290,974)     (157,579)
      Investments in unconsolidated joint
        ventures, at equity at March 31            $34,924,925   $37,733,352

(1)The Partnership's investments in joint ventures exceeds its share of the combined joint ventures' capital accounts by approximately $1,629,000 and $1,714,000 at March 31, 1994 and 1993, respectively. This amount, which represents acquisition fees and other expenses incurred by the Partnership in connection with the acquisition of its joint venture interests is being amortized over the estimated useful lives of the related operating properties (generally 30 years).

           Reconciliation of Partnership's Share of Operations
                      March 31, 1994, 1993 and 1992

                                            1994         1993         1992
    Partnership's share of operations,
      as shown above                  $  (987,279) $  (962,840) $(1,279,195)
    Amortization of excess basis          (85,195)     (85,195)     (85,195)
    Partnership's share of
      unconsolidated ventures' losses $(1,072,474) $(1,048,035) $(1,364,390)

     Investments in unconsolidated joint ventures, at equity is the Partnership's net investment in the unconsolidated joint venture partnerships. These joint ventures are subject to Partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

   Investments in unconsolidated joint ventures at equity on the balance sheet at March 31, 1994 and 1993 is comprised of the following investment carrying values:

                                                     1994            1993
    Investments in joint ventures, at equity:
      Warner/Red Hill Associates                $ 4,263,912     $ 4,603,148
      Crow PaineWebber LaJolla, Ltd.              (813,682)         526,112
      Lake Sammamish Limited Partnership          3,082,837       3,299,134
      Framingham 1881 - Associates                5,495,316       5,573,118
      Chicago-625 Partnership                    14,896,542      15,731,840
                                                 26,924,925      29,733,352
    Notes receivable:
      Crow PaineWebber LaJolla, Ltd.              4,000,000       4,000,000
      Lake Sammamish Limited Partnership          4,000,000       4,000,000
                                                  8,000,000       8,000,000
                                                $34,924,925     $37,733,352

    Cash distributions received from the Partnership's unconsolidated joint ventures for the years ended March 31, 1994, 1993 and 1992 are as follows:

                                            1994         1993         1992

     Warner/Red Hill Associates         $   60,551   $  57,728   $        -
     Crow PaineWebber LaJolla, Ltd.        800,000    550,000        300,000
     Lake Sammamish Limited Partnership    263,884    333,888        240,241
     Framingham 1881 - Associates                -       -                 -
     Chicago - 625 Partnership             863,717      633,396      614,389
                                       $ 1,988,152  $ 1,575,012  $ 1,154,630

   For each of the years ended March 31, 1994, 1993 and 1992, the Partnership earned interest income of $800,000 from the notes receivable described below in the discussions of the Crow PaineWebber LaJolla, Ltd. and Lake Sammamish Limited Partnership joint ventures.


   Descriptions of the properties owned by the unconsolidated joint ventures and the terms of the joint venture agreements are summarized as follows:

a.  Warner/Red Hill Associates

   The Partnership acquired an interest in Warner/Red Hill Associates (the "joint venture"), a California general partnership organized on December 18, 1985 in accordance with a joint venture agreement between the Partnership and Los Angeles Warner Red Hill Company Ltd., (the co-venturer), to own and operate the Warner/Red Hill Business Center (the "Property"). The co-venturer is an affiliate of The Paragon Group. The Property consists of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The Property, which was 86% leased as of March 31, 1994, is part of a 4,200 acre business complex in Tustin, California.

   The aggregate cash investment in the joint venture by the Partnership was $12,657,950 (including acquisition fees of $366,600 paid to the Adviser and closing costs of $5,902). The property was encumbered by a construction loan payable to a bank and a note payable to the co-venturer totalling $11,200,000 at the time of purchase. The construction loan was repaid during 1986 from the proceeds of the Partnership's capital contribution. At March 31, 1994 the property is encumbered by a $3,000,000 nonrecourse zero coupon loan, and the related accrued interest of $2,974,667, which matured on August 15, 1993. Subsequent to year-end, the Partnership reached an agreement in principle with the lender regarding a modification and extension; however, definitive modification documents have not yet been executed (see Note 6).

   The co-venturer agreed to contribute, in the form of loans to the joint venture, all funds that were necessary so the joint venture could distribute the Partnership's full minimum preference return (described below) through December 31, 1989. Such contributions (the "Mandatory Capital") will accrue a return to the co-venturer at prime plus 1%, compounded annually. Through December 31, 1989 the co-venturer had contributed $523,743 pursuant to such requirements. The unpaid accrued preference return on Mandatory Capital was $256,594 and $205,544 at December 31, 1993 and 1992, respectively. If the joint venture requires additional funds subsequent to December 31, 1989, such funds are to be provided in the form of loans, 85% by the Partnership
   and 15% by the co-venturer.   In the event that a partner does not
   contribute its share of additional funds (Defaulting Partner), the other partner may contribute such funds to the joint venture in the form of loans (Default Loans). Such Default Loans bear interest at twice the rate of regular notes to partners up to the maximum rate legally allowed. In addition, the Defaulting Partner's share of net cash flow and cash flow from the sale or refinancing proceeds are to be reduced, with a corresponding increase in the other partner's share, in accordance with a formula defined in the partnership agreement. The Partnership advanced 100% of the funds required by the joint venture during calendar 1993. Such advances totalled $275,397, of which $62,382 was classified as Default Loans. Unpaid accrued interest on Notes to Partners totals $341,571 and $248,315 at December 31, 1993 and 1992, respectively.

   The joint venture agreement provides that net cash flow (as defined), to the extent available, will be distributed as follows: First, the Partnership will receive a cumulative preference return, payable quarterly until paid in full, of $1,225,000 per year (or, if less, 10% per annum of the Partnership's investment). Second, remaining available net cash flow shall be used to make payments to the partners at a percentage equal to the prime rate of interest plus 1% on additional loans, (as described above) made by the partners to the Partnership. Third, remaining available net cash flow shall be used to make a payment to the co-venturer at a percentage equal to the prime rate of interest plus 1%, compounded annually, of capital contributions which, in accordance with the joint venture agreement, were required to be made by the co-venturer during 1988 and 1989 if net cash flow was insufficient to fund the Partnership's preference return. Fourth, any remaining net cash flow shall be used to make a payment to the Partnership at a percentage equal to the prime rate of interest plus 1% of any accumulated but unpaid Partnership preference return. Fifth, any remaining net cash flow shall be distributed on an annual basis in the ratio of 87.25% to the Partnership and 12.75% to the co-venturer (including adjustments for Default Loans). The cumulative unpaid preference return due the Partnership at December 31, 1993 and 1992 is $4,022,860 and $2,766,246, including accrued interest of $509,411 and $276,764, respectively.

   Net income is allocated in a manner similar to the distribution of net cash
   flows.   Net losses will be allocated in proportion to the partners'
   positive capital accounts, provided that any deductions attributable to any fees paid to the Partnership pursuant to the joint venture agreement shall be allocated solely to the Partnership, and further provided that the co-venturer shall be allocated any additional losses in an amount equal to the lesser of the amount of additional capital contributed by it or 15% of such losses.

   Proceeds from sale or refinancing shall be distributed as follows: 1) to the Partnership in an amount equal to the Partnership's original investment (including the additional contributions discussed above; 2) to the co-venturer in an amount equal to any required additional capital contributions made by it as discussed above; 3) to the Partnership in an amount equal to the cumulative Partnership preference return not yet paid; 4) to each partner pro rata to the extent of any other additional contributions of capital made by that partner and 5) the remaining balance 83% to the Partnership and 17% to the co-venturer (including adjustments for Default Loans).

   Gains resulting from the sale or refinancing of the property shall be allocated as follows: capital gains shall first be used to bring any negative balances of the capital accounts to zero. The remaining capital profits shall be allocated in a manner similar to the allocation of proceeds from sale or refinancing. Capital losses shall be allocated to the partners in an amount up to and in proportion to their positive capital balances. If additional losses exist, then the losses shall be allocated to the Partnership to bring its capital account to zero, then to the co-venturer to bring its capital account to zero and finally, all remaining capital losses shall be allocated 80% to the Partnership and 20% to the co-venturer.

   The joint venture agreement provides that beginning in 1991, either partner may elect to purchase the property. The partner not initiating such a purchase, however, has the option to purchase the property on the same terms contemplated by the initiating partner. In addition, beginning in 1991 the Partnership has the right to compel a sale of the property.

   The Partnership is entitled to receive an annual investor servicing fee of $2,500 for the reimbursement of certain costs incurred to report the operations of the joint venture to the Limited Partners of the Partnership.

   The joint venture has entered into a property management contract with an affiliate of the co-venturer cancelable at the joint venture's option upon the occurrence of certain events. The management fee is equal to 4% of gross rents, as defined.

b. Crow PaineWebber LaJolla, Ltd.

   On July 1, 1986 the Partnership acquired an interest in Crow PaineWebber LaJolla, Ltd. (the "joint venture"), a Texas limited partnership organized in accordance with a joint venture agreement between the Partnership and Crow-Western #302 - San Diego Limited Partnership, a Texas limited partnership (the "co-venturer"), to construct and operate the Monterra Apartments (the "Property"). The co-venturer is an affiliate of the Trammell Crow organization. The Property, which was 99% occupied as of March 31, 1994, consists of garden-style apartments and includes 180 one-and two-bedroom units, comprising approximately 136,000 square feet in LaJolla, California.

   The aggregate cash investment (including a Permanent Loan of $4,000,000) in the joint venture by the Partnership was $15,363,056 (including acquisition fees of $490,000 paid to the Adviser). The Property was encumbered by a construction loan payable to a bank of $11,491,167 at the time of purchase. The construction loan was repaid upon completion of construction during fiscal 1988 from the proceeds of the Partnership's capital contribution. At March 31, 1994, the property is encumbered by a $4,500,000 nonrecourse zero coupon loan, and the related accrued interest of $3,804,970, which was scheduled to mature in June of 1994, at which time a total payment of approximately $8,645,000 was due. Subsequent to year-end, this maturity date was reached and the joint venture is in technical default of the related loan agreement (see Note 6).

   In accordance with the joint venture agreement, upon the completion of construction of the operating property the co-venturer received, as a capital withdrawal, 10% of certain development costs incurred, as defined in the joint venture agreement.

   Net cash flow from operations of the joint venture is to be distributed quarterly in the following order of priority: 1) the Partnership and the co-venturer will each be repaid accrued interest and principal, in that order, on any optional loans (as described below) they made to the joint venture;
   2) the Partnership will receive a cumulative annual preferred return of 10% per annum on the Partnership's Investment; and 3) any remaining net cash flow will be distributed 85% to the Partnership and 15% to the co-venturer. The cumulative unfunded amount relating to the Partnership's preferential return is $2,534,500 at December 31, 1993.

   Proceeds from the sale or refinancing of the Property in excess of debt repayment will be distributed in the following order of priority: (1) the Partnership and the co-venturer will each receive proceeds to repay accrued interest and principal on any outstanding optional loans they made to the joint venture, (2) the Partnership will receive the aggregate amount of its cumulative annual 10% preferred return not theretofore paid; (3) the Partnership will receive an amount equal to the Partnership Investment; and
   (4) thereafter, any remaining proceeds will be distributed 85% to the Partnership and 15% to the co-venturer.

   To the extent that there are distributable funds, as defined, net income (other than gain from a sale or other disposition of the Property) will be allocated to the Partnership to the extent of its preferential return, with the remainder 85% to the Partnership and 15% to the co-venturer. In the event there are no distributable funds, as defined, net income will be allocated 85% to the Partnership and 15% to the co-venturer; net losses (other than losses from a sale or other disposition of the Property) shall be allocated 99% to the Partnership and 1% to the co-venturer, provided that if the co-venturer has a credit balance in its capital account, it shall be entitled to its appropriate share of losses to offset any such credit balance prior to any further allocation of net losses to the Partnership.

   Gains from a sale or other disposition of the Property will be allocated as follows: (i) to the Partners to the extent of, and among them in the ratio of, their respective capital account deficit balances; (ii) to the Partnership until the Partnership's capital account has been increased to a credit equal to the net proceeds to be distributed to the Partnership pursuant to subparagraphs (2) and (3) of the distribution of net proceeds paragraph, (iii) to the co-venturer in the ratio necessary to cause the co-venturer's capital account balance to be in the ratio of 85% to the Partnership and 15% to the co-venturer, and (iv) the balance, if any, 85% to the Partnership and 15% to the co-venturer.

   The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. The note is secured by the personal property of the joint venture, including all rents, deposits, and proceeds earned on the joint venture. All unpaid principal and interest on the note is due on July 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1994, 1993 and 1992.

   The Partnership receives an annual investor servicing fee of $10,000 for the reimbursement of certain costs incurred to report the operations of the joint venture to the Limited Partners of the Partnership.

   The joint venture entered into a management contract with an affiliate of the co-venturer which is cancelable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of gross rents collected.

c. Lake Sammamish Limited Partnership

   The Partnership acquired an interest in Lake Sammamish Limited Partnership (the "Joint Venture"), a Texas limited partnership organized on October 1, 1986 in accordance with a joint venture agreement between the Partnership, Crow-Western #504-Lake Sammamish Limited Partnership ("Crow") and Trammell
   S. Crow (the "Limited Partner") to own and operate Chandler's Reach Apartments (the "Property"). The Property consists of 166 units with approximately 135,110 net rentable square feet in eleven two-and three-story buildings. The property, which was 97% occupied as of March 31, 1994, is located in Redmond, Washington.

   The aggregate cash investment (including a Permanent Loan of $4,000,000) in the joint venture by the Partnership was $10,540,576 (including an acquisition fee of $340,000 paid to the Adviser). As further discussed in
   Note 6, at March 31, 1994 the property was encumbered by a nonrecourse zero coupon loan in the initial principal amount of $1,886,473, plus related accrued interest of $1,414,354.

   Net cash flow (as defined) is to be distributed quarterly in the following order of priority: First, the Partnership and Crow will each be repaid accrued interest and principal, in that order, on any optional loans. Second, the Partnership will receive a cumulative annual preferred return of 10% per annum of its Investment. Third, to the extent of available net cash flow prior to the end of the Guaranty Period, the Partnership will receive a distribution equal to $350,000. Fourth, any remaining net cash flow will be distributed 75% to the Partnership and 25% to Crow and the Limited Partnership (subject to "Adjustment" as defined below). The preference payable to the Partnership pursuant to the second clause above will be reduced by any amounts distributed as a return on capital and in proportion to the amount distributed as a return of capital through sale or refinancing. The cumulative amount of the preference return due to the Partnership at December 31, 1993 is approximately $1,371,000.

   Proceeds from the sale or refinancing of the Property in excess of debt repayment will be distributed in the following order of priority: First, the Partnership and Crow will each receive proceeds to repay accrued interest and principal on any outstanding optional loans. Second, the Partnership will receive the aggregate amount of its cumulative annual 10% preferred return not theretofore paid. Third, the Partnership will receive an amount equal to its Investment. Fourth, thereafter, any remaining proceeds will be distributed 75% to the Partnership and 25% to Crow and the Limited Partners (subject to Adjustment as defined above).

   Net income (other than gains from a sale or other disposition of the Property) will be allocated to the Partnership, to the extent of distributable funds distributed to the Partnership with the remainder allocated 75% to the Partnership and 25% to Crow. In the event there are no distributable funds from operations, net income will be allocated 75% to the Partnership and 25% to Crow and the Limited Partner; net losses (other than losses from a sale or other disposition) shall be allocated 99% to the Partnership and 1% to Crow and the Limited Partner, provided that if Crow or the Limited Partner has a credit balance in its capital account, it shall be entitled to its appropriate share of losses to offset any such credit balance prior to any further allocation of net losses to the Partnership.

   The Partnership and Crow agreed that until the fifth anniversary of the closing date, the joint venture would not be entitled to sell the Property without the prior written consent of both Crow and the Partnership. Thereafter, Crow and the Partnership shall each have the right of first refusal to acquire the other's interest in the Property on the same terms as any offer made by a third party.

   If the joint venture requires additional funds, such funds may be provided, in the form of optional loans, by either one of the co-venturers or 75% by the Partnership and 25% by Crow and the Limited Partner. Optional loans will bear interest at the rate of 1% over the prime rate.

   The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. The note is secured by real and personal property (including leases and rents earned from the property). All unpaid principal and interest on the note is due on October 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1994, 1993 and 1992.

   The Partnership receives an annual investor servicing fee of $10,000 for the reimbursement of certain expenses incurred to report the operations of the joint venture to the Limited Partners of the Partnership.

   Crow or an affiliate will receive an annual management fee of $10,000 for services rendered in managing the joint venture. In addition, the joint venture entered into a management contract with an affiliate of Crow, which is cancelable at the option of the Partnership upon the occurrence of certain events. The annual management fee, payable monthly, is 5% of gross rents collected.

d. Framingham - 1881 Associates

   The Partnership acquired an interest in Framingham - 1881 Associates (the "joint venture"), a Massachusetts general partnership on December 12, 1986 in accordance with a joint venture agreement between the Partnership, Furrose Associates Limited Partnership, and Spaulding and Slye Company, to own and operate the 1881 Worcester Road office building (the "Property"). Prior to the Partnership's acquisition, Furrose Associates Limited Partnership and Spaulding & Slye Company had formed an existing Partnership. They each had sold a portion of their interest to the Partnership and hereafter will be referred to as "the Selling Partners". The Property consists of 64,189 net rentable square feet in one two-story building. The Property is located in Framingham, Massachusetts.

   The aggregate cash investment in the joint venture by the Partnership was $7,376,732 (including an acquisition fee of $265,000 paid to the Adviser and legal and audit fees of $7,287). The Property was originally encumbered by a construction note payable totalling $4,029,083. This note was repaid from the proceeds of the contribution from the Partnership.

   As of March 31, 1994, the property was 62% occupied. Since the property is not encumbered by any mortgage financing, it is management's intention to hold the property for long-term investment purposes and lease the vacant space under terms and conditions that will result in sufficient cash flow to meet the joint venture's operating expenses, recover its investment and provide a normal operating profit.

   The Selling Partners agreed to contribute to the joint venture through November 30, 1987 the amount by which the Partnership's minimum preference return (described below) for each month exceeds the greater of (i) the amount of Net Cash Flow (if Net Cash Flow was a positive amount) or (ii) zero (if Net Cash Flow was a negative amount). Such contributions (the "Mandatory Contributions") will be deemed as capital contributions by the Selling Partners. Thereafter, and until November 30, 1989, the Selling Partners agreed to contribute, as capital contributions, to the joint venture all funds that were required to eliminate the Net Cash Flow Shortfall and enable the Partnership to receive its monthly Preference Return. Any contributions made in the period commencing December 1, 1987 and ending November 30, 1989 were subject to a cumulative rate of return payable out of available Net Cash Flow of 9.5% per annum from the date the Mandatory Contribution was made until returned (or until November 30, 1991) and if still outstanding as of November 30, 1991 at the rate of 9.75% per annum thereafter. Amounts contributed by the Selling Partners and not yet returned aggregate $287,500 at December 31, 1993. The cumulative return payable on year three mandatory contributions approximated $131,000 at December 31, 1993. These contributions commencing December 1, 1987 are also subject to a priority return from Capital Proceeds as outlined in the joint venture agreement.

   The joint venture agreement provides that net cash flow (as defined), to the extent available, will generally be distributed monthly in the following order of priority: First, beginning December 31, 1989 the Partnership and the Selling Partners will each be paid accrued interest on any advances they made to the Partnership. Second, the Partnership will receive a cumulative annual preferred return of 9.5% per annum on its Net Investment for the first five years after the Closing Date and 9.75% per annum on its Net Investment thereafter. Third, the Partnership and the Selling Partners will be paid accrued interest on advances from net cash flow generated through November 30, 1989. Fourth, the Selling Partners will receive an amount equal to Mandatory Contributions. Fifth, the Selling Partners will receive a preferred return on Mandatory Contributions made in year 2 and year 3, if any, of 9.5% per annum through November 30, 1991 and 9.75% per annum thereafter. Sixth, payment will be made to the Capital Reserve, as defined in the joint venture agreement. Seventh, remaining net cash flow will be distributed 70% to the Partnership and 30% to the Selling Partners. The amount of the preference payable to the Partnership pursuant to the second clause above is calculated as a percentage of capital remaining after any amounts are distributed as a return on capital and by any amounts distributed as a return of capital through sale or refinancing. The Partnership did not receive any Preferred return for 1993 and 1992. The cumulative unpaid preference return payable to the Partnership at December 31, 1993 was approximately $2,494,000.

   Proceeds from the sale or refinancing of the Property will be distributed in the following order of priority: First, to the Partnership and the Selling Partners in proportion to accrued interest and outstanding principal on any advances to the Partnership. Second, to the Selling Partners until any Mandatory Contributions are returned and the Selling Partners have received any previously unpaid preferred return on such Mandatory Contributions. Third, the Partnership will receive the aggregate amount of its cumulative annual preferred return not theretofore paid. Fourth, the Partnership will receive an amount equal to its Net Investment. Fifth, thereafter, any remaining proceeds will be distributed 70% to the Partnership and 30% to the Selling Partners.

   Net income and losses will be allocated to the Partnership and the Selling Partners in any year in the same proportions as actual cash distributions. Any remaining net income or net losses shall be allocated 70% to the Partnership and 30% to the Selling Partners. Gains resulting from the sale or refinancing of the Property shall be allocated as follows: First, capital gains shall be used to bring any negative balances of the capital accounts to zero. Second, the Selling Partners and then the Partnership in an amount to each equal to the excess of the distributions to the received over the positive capital account of each immediately prior to the sale or refinancing. Third, remaining capital gains distributed 70% to the Partnership and 30% to the Selling Partners. Capital losses shall be allocated to the Partners in an amount up to and in proportion to their positive capital balances. Additional losses shall be allocated 70% to the Partnership and 30% to the Selling Partners.

   The joint venture entered into a management contract with Spaulding and Slye Company (the "Manager"), an affiliate of the Selling Partners, which is cancelable at the option of the Partnership upon the occurrence of certain events. The Manager will receive an annual management fee at prevailing market rates.

e. Chicago - 625 Partnership

    The Partnership acquired an interest in Chicago - 625 Partnership (the "joint venture"), an Illinois general partnership organized on December 16, 1986 in accordance with a joint venture agreement between the Partnership, an affiliate of the Partnership and Michigan-Ontario Limited, an Illinois limited partnership and affiliate of Golub & Company (the "co-venturer"), to own and operate 625 North Michigan Avenue Office Tower (the "property").
   The property is a 27-story commercial office tower containing an aggregate of 324,829 square feet of leasable space on approximately .38 acres of land. The property, which was 82% leased as of March 31, 1994, is located in Chicago, Illinois.

     The aggregate cash investment made by the Partnership for its current interest was $17,278,096 (including an acquisition fee of $383,400 paid to the Adviser). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners Two Limited Partnership (PWEP2), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP2's initial cash investment for its interest was $31,350,000 plus an acquisition fee of $1,316,000 paid to PWPI. In addition, the Partnership had an option to purchase from PWEP2 $6,880,000 of additional interest in the joint venture. On June 12, 1987, the Partnership exercised a portion of its option by purchasing an additional interest of $3,500,000 from PWEP2. On May 18, 1988, the Partnership exercised the remainder of its option by purchasing the remaining interest of $3,380,000 from PWEP2. No gain or loss was recorded on these transactions.

     During 1990 the joint venture agreement was amended to allow the Partnership and PWEP2 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP2. The Partnership made Leasing Expense Contributions in the amounts of approximately $112,000 and $584,000 during fiscal 1993 and 1992, respectively. No Leasing Expense Contributions were made during fiscal 1994.

     The joint venture agreement provides for aggregate distributions of cash flow and sale or refinancing proceeds to the Partnership and PWEP2 (collectively, the "PWEP Partners"). These amounts are then distributed to the Partnership and PWEP2 based on their respective cash investments in the joint venture exclusive of acquisition fees. As a result of the transfers of PWEP2's interests to the Partnership as discussed above, cash flow distributions and sale or refinancing proceeds will now be split approximately 41% to the Partnership and 59% to PWEP2.

     Net cash flow, as defined, is to be distributed, within 15 days after the end of each calendar month, in the following order of priority: First, to the PWEP Partners until the PWEP Partners have received an amount equal to one-twelfth of the lesser of $3,721,500 or 9% of the PWEP net investment, as defined, for the month ("PWEP Preference Return") plus any amount of PWEP Preference Return not theretofore paid in respect to that fiscal year for which such distribution is made. Second, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Third, to the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Fourth, 70% to the PWEP Partners and 30% to Michigan-Ontario. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $3,510,212 at December 31, 1993 ($2,786,589 at December 31, 1992).

     Net income shall be allocated in the same proportion as net cash flow distributed to the Partners for each fiscal year to the extent that such profits do not exceed the net cash flow distributed in the year. Net income in excess of net cash flow shall be allocated 99% to the PWEP Partners and 1% to Michigan-Ontario. Losses shall be allocated 99% to the PWEP Partners and 1% to Michigan-Ontario.

     Proceeds from sale or refinancing shall be distributed in the following order of priority:

     First, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Second, to the PWEP Partners and Michigan-Ontario for the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Third, 100% to the PWEP Partners until they have received the aggregate amount of the PWEP Preference Return not theretofore paid. Fourth, 100% to the PWEP Partners until they have received an amount equal to its net investment. Fifth, 100% to the PWEP Partners until they have received an amount equal to the PWEP leasing expense contributions less any amount previously distributed, pursuant to this provision. Sixth, 100% to Michigan-Ontario until it has received an amount equal to $6,000,000, less any amount of proceeds previously distributed to Michigan-Ontario, pursuant to this provision. Seventh, 100% to Michigan-Ontario until it has received an amount equal to any reduction in the amount of Net Cash Flow that it would have received had the Partnership not incurred indebtedness in the form of operating notes. Eighth, 100% to the PWEP Partners until they have received $2,067,500, less any amount of proceeds previously distributed to the PWEP Partners, pursuant to this provision. Ninth, 75% to the PWEP Partners and 25% to Michigan-Ontario until the PWEP Partners have received $20,675,000, less any amount previously distributed to the PWEP Partners, pursuant to
   this provision.   Tenth, 100% to the PWEP partners until the PWEP partners
   have received an amount equal to a cumulative return of 9% on the PWEP leasing expense contributions. Eleventh, any remaining balance thereof 55% to the PWEP Partners and 45% to Michigan-Ontario.

     Gains resulting from the sale of the property shall be allocated as follows:

    First, capital profits shall be allocated to Partners having negative capital account balances, until the balances of the capital accounts of such Partners equal zero. Second, any remaining capital profits up to the amount of capital proceeds distributed to the Partners pursuant to distribution of proceeds of a sale or refinancing with respect to the capital transaction giving rise to such capital profits shall be allocated to the Partners in proportion to the amount of capital proceeds so distributed to the Partners. Third, capital profits in excess of capital proceeds, if any, shall be allocated between the Partners in the same proportions that capital proceeds of a subsequent capital transaction would be distributed if the capital proceeds were equal to the remaining amount of capital profits to be allocated.

     Capital losses shall be allocated as follows:

    First, capital losses shall be allocated to the Partners in an amount up to and in proportion to their respective positive capital balances. Then, all remaining capital losses shall be allocated 70% in total to the Partnership and PWEP1 and 30% to the co-venturer.

    The Partnership has a property management agreement with an affiliate of the co-venturer that provides for management and leasing commission fees to be paid to the property manager. The management fee is 4% of gross rents and the leasing commission is 7%, as defined. The property management contract is cancellable at the Partnership's option upon the occurrence of certain events and is currently cancellable by the co-venturer at any time.

6. Notes Payable

     Notes payable and accrued interest on the books of the Partnership at March 31, 1994 and 1993 consist of the following:

                                                    1994              1993

   $4,000,000 nonrecourse note payable to an
   insurance company, which is secured by the
   625 North Michigan Avenue  operating
   investment property.  The note has a term of
   7 years and bears interest at an effective
   compounded rate of 9.8% per annum.  Interest
   and principal totalling approximately
   $7,705,000 is due and payable by the
   Partnership at maturity, May 1, 1995.
   Accrued interest through March 31, 1994 and
   1993 amounted to $2,962,910
    and $2,340,635, respectively.                $ 6,962,910     $ 6,340,635

   $1,886,473 nonrecourse note payable to a
   financial institution which is secured by the
   Lake Sammamish Limited Partnership operating
   investment property.  The note has a term of
   seven years and bears interest at 10.5% per
   annum compounded annually.   Interest and
   principal totalling approximately $3,797,000
   is due and payable by the Partnership at
   maturity, August 1, 1995.  Accrued interest
   through March 31, 1994 and 1993 amounted to
   $1,414,354 and
    $1,100,705, respectively.                      3,300,827       2,987,177
                                                 $10,263,737    $  9,327,812

    On April 29, 1988, the Partnership borrowed $4,000,000 in the form of a zero coupon loan which had a scheduled maturity date in May of 1995. The note bears interest at an effective compounded annual rate of 9.8% and is secured by the 625 North Michigan Avenue Office Building. Payment of all interest is deferred until maturity, at which time principal and interest totalling approximately $7,705,000 was to be due and payable. The carrying value on the Partnership's balance sheet at March 31, 1994 of the loan plus accrued interest aggregated approximately $6,963,000. The terms of the loan agreement require that if the loan ratio, as defined, exceeds 80%, the Partnership is required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $144,074 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31, 1994) but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. Subsequent to the Partnership's year-end, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement call for the Partnership to make a principal pay down of approximately $552,000, including the application of the additional collateral referred to above. The new loan will have an initial principal balance of approximately $6.5 million and a scheduled maturity date of May 1999. From the date of the formal closing of the modification and extension agreement to the new maturity date of the loan, the loan will bear interest at a rate of 9.125% per annum. Monthly payments of principal and interest aggregating approximately $57,000 will be required. The terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $714,000 through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

     In addition to the above loans, the Partnership has received the proceeds from two additional nonrecourse zero coupon loans in the initial amounts of $3 million and $4.5 million which are secured by the Warner/Red Hill office building and Monterra Apartments, respectively. Legal liability for the repayment of these two loans rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. Interest expense on both loans accrues at 9.36% compounded annually and was due at maturity in August of 1993 and June of 1994, respectively, at which time total principal and interest payments aggregating approximately $5,763,000 and $8,645,000, respectively, became due and payable. Total accrued interest on these two loans aggregated approximately $7,116,000 and $5,809,000 at March 31, 1994 and 1993, respectively. The Partnership has indemnified Crow/PaineWebber - LaJolla, Ltd. and Warner/Red Hill Associates, along with the related co-venture partners against all liabilities, claims and expenses associated with any defaults by the Partnership on these borrowings.

                                                           During fiscal 1994,
   the Partnership attempted to obtain refinancing or extend the Warner/Red Hill note; however, as of March 31, 1994, such efforts had not been successfully completed and the note was in default. Subsequent to year-end, the Partnership reached an agreement in principle with the lender regarding an extension and modification of the note payable. The terms of the extension and modification agreement are expected to provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $23,906 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill investment property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable and unpaid interest. The extension and modification agreement also requires the Partnership to establish an escrow account in the name of Warner/Red Hill Associates and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-
   established.   The agreement remains contingent upon the execution of
   definitive modification documents. While management does not anticipate any problems with the execution of these final documents, there can be no assurances that the lender will consummate this agreement (see Note 9).

     The source for the funding of the payment due in June 1994 on the note secured by the Monterra Apartments has not yet been determined. Management is presently involved in negotiations with the zero coupon lender regarding a possible modification and extension agreement regarding the note. In addition, alternative financing sources are being evaluated. Consent of the Partnership's co-venture partner may be required in connection with any
   extension or refinancing transaction.   Subsequent to year-end, the
   scheduled maturity date was reached and, as a result, the venture is in technical default of this loan agreement. The eventual outcome of this matter cannot be determined at the present time (see Note 9).

7. Bonds Payable

    Bonds payable consist of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit the Sunol Center operating investment property. Bond assessments are levied on a semi-annual basis as interest and principal become due on the bonds. The bonds for which the property is subject to assessment bear interest at rates ranging from 5% to 7.875%, with an average rate of 7.2%. Principal and interest are payable in semi-annual installments.

    Future scheduled principal payments on bond assessments are as follows:

   Year ending December 31,

        1994                     $    47,388
        1995                          55,084
        1996                          60,295
        1997                          66,340
`       1998                          72,629
        Thereafter                 1,582,384
                                 $ 1,884,120



                                                           In the event that
   the operating investment property is sold, the Sunol Center joint venture will no longer be liable for the bond assessments.

8. Rental Revenues

     The Crystal Tree and Sunol Center operating investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements. Approximate minimum future rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows:

   Year ending December 31,          Amount

        1994                     $ 1,555,343
        1995                       1,382,446
        1996                         887,712
        1997                         604,687
        1998                         371,350
                                  $4,801,538

9.  Subsequent Events

     As discussed in Note 6, the mortgage indebtedness secured by the Warner/Red Hill Business Center and the Monterra Apartments was in technical default as of June 24, 1994. Subsequently, the respective joint ventures have successfully completed refinancing transactions which have cured these defaults. The 10-year modification and extension agreement with respect to the Warner/Red Hill debt, as described in Note 6, was finalized and executed on August 2, 1994. On September 27, 1994, the Partnership obtained three new nonrecourse, conventional current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra Apartments and the Chandler's Reach Apartments (see Note 6). The three new loans are in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rests with the related joint ventures and, accordingly, these amounts will be recorded on the books of the joint ventures. The additional proceeds required to pay off the Monterra zero coupon loan obligation were contributed to the venture by the Partnership. The proceeds from the new Chandler's Reach loan were recorded as a distribution by the joint venture to the Partnership. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with the new borrowings. The three new nonrecourse loans have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires a monthly principal and interest payment of approximately $28,600. This loan will have an outstanding balance of approximately $3,193,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires a monthly principal and interest payment of approximately $39,500. This loan will have an outstanding balance of approximately $4,372,000 at maturity. The Crystal Tree loan bears interest at a rate of 8.39% and requires a monthly principal and interest payment of approximately $27,800. This loan will have an outstanding balance of approximately $3,089,000 at maturity. In order to close the above refinancings, the Partnership was required to contribute capital of approximately $583,000 from its existing cash reserves. This amount consisted of approximately $348,000 for closing costs, approximately $128,000 for interest payments for August and September due on the matured Monterra note balance and a partial pay down of outstanding principal of approximately $107,000.




                      REPORT OF INDEPENDENT AUDITORS

The Partners
PaineWebber Equity Partners One Limited Partnership:

    We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1993 and 1992 and the related combined statements of operations, changes in venturers' capital and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Warner/Red Hill Associates, which statements reflect 15% and 14%, respectively, of the combined assets of the Combined Joint Ventures of Equity Partners One Limited Partnership at December 31, 1993 and 1992, and 10%, 7% and 6%, respectively, of the combined revenues of the Combined Joint Ventures of Equity Partners One Limited Partnership for each of the three years in the period ended December 31, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Warner/Red Hill Associates, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards referred to above require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 10, 1994, except for Note 6 and the second paragraph of Note 7, as to which the dates are June 24, 1994, which report contained an explanatory paragraph due to conditions which raised substantial doubt about the ability of Warner/Red Hill Associates and Crow PaineWebber LaJolla Ltd. to continue as going concerns, the joint ventures have successfully refinanced their indebtedness. Therefore, the conditions that raised substantial doubt about the ability of Warner/Red Hill Associates and Crow PaineWebber LaJolla Ltd. to continue as going concerns no longer exist.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                            /s/ Ernst & Young
                            ERNST & YOUNG LLP


Boston, Massachusetts
March 10, 1994, except for Note 6 and
the second paragraph of Note 7,
as to which the dates are
June 24, 1994, and Note 8,
as to which the date is
September 27, 1994


                          INDEPENDENT AUDITORS' REPORT



The Partners
Warner/Redhill Associates:

    We have audited the accompanying balance sheets of Warner/Redhill Associates (a California general partnership) as of December 31, 1993 and 1992 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of management of Warner/Redhill Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warner/Redhill Associates as of December 31, 1993 and 1992 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ KPMG Peat Marwick LLP
                               KPMG Peat Marwick LLP

Los Angeles, California
January 7, 1994




                          INDEPENDENT AUDITORS' REPORT



The Partners
Warner/Redhill Associates:

    We have audited the accompanying balance sheet of Warner/Redhill Associates (a California general partnership) as of December 31, 1991 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of management of Warner/Redhill Associates. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warner/Redhill Associates as of December 31, 1991 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                              /s/ KPMG Peat Marwick LLP
                               KPMG Peat Marwick LLP

Los Angeles, California
January 31, 1992

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1993 and 1992

                                     ASSETS
                                                      1993            1992
Current assets:
   Cash and cash equivalents                    $     927,929   $  2,091,102
   Investments                                        729,558              -
   Accounts receivable, less allowance for
    doubtful accounts of $1,989 ($7,349 in 1992)    1,441,385      1,247,438
    Other current assets                                4,012         11,814
             Total current assets                   3,102,884      3,350,354

Operating investment properties, at cost:
   Land                                            19,541,358     19,541,358
   Building, improvements and equipment            70,296,209     69,738,478
                                                   89,837,567     89,279,836
   Less accumulated depreciation    (18,649,257)   (16,105,972)
                                                   71,188,310     73,173,864

Long-term rents receivable                          1,796,586      1,879,418
Due from partners                                     269,479        269,479
Deferred expenses, net of accumulated
   amortization of $1,204,057 ($910,102
   in 1992)                                         1,239,572      1,189,122
Other assets                                           76,155         87,352
                                                 $ 77,672,986   $ 79,949,589

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt
    and accrued interest                         $  8,304,970   $  5,435,774
   Mortgage note payable in default                 5,974,667              -
   Accounts payable and accrued liabilities           786,800        530,096
   Accounts payable - affiliates                      139,349        238,536
   Real estate taxes payable                        2,286,106      2,268,610
   Distributions payable to venturers               1,527,986      1,112,107
   Other current liabilities                           93,815        114,729
             Total current liabilities             19,113,693      9,699,852

Tenant security deposits                              201,836        204,517
Notes payable to venturers                          8,000,000      8,000,000
Long-term debt and accrued interest                         -      7,565,642
Venturers' capital                                 50,357,457     54,479,578
                                                 $ 77,672,986   $ 79,949,589




                             See accompanying notes.


           COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
              For the years ended December 31, 1993, 1992 and 1991

                                           1993         1992        1991

REVENUES:
   Rental income and expense
    recoveries                         $10,653,522 $ 10,635,337  $10,315,265
   Interest income                          31,621       46,793      144,546
   Other income                            306,289      183,352      148,211
                                        10,991,432   10,865,482   10,608,022
EXPENSES:
   Depreciation and amortization         3,107,504    3,003,252    3,123,921
   Real estate taxes                     2,581,129    2,637,345    2,709,204
   Mortgage interest expense             1,371,477    1,289,389    1,145,033
   Property operating expenses           1,418,755    1,209,800    1,303,922
   Repairs and maintenance                 935,477      823,916    1,007,672
   Interest expense payable to partner     800,000      800,000      800,000
   Utilities                               778,444      781,775      773,588
   Management fees                         423,243      421,199      415,861
   Salaries and related expenses           300,371      307,779      308,991
   Insurance                                79,592       84,764       99,790
   Bad debt expense                        166,739       78,282       10,432
       Total expenses                   11,962,731   11,437,501   11,698,414

NET LOSS                                 (971,299)    (572,019)  (1,090,392)

Accounts payable - affiliate converted
  to venturers' capital                          -      434,452            -

Contributions from venturers                     -      311,111    1,714,073

Distributions to venturers             (3,150,822)  (2,510,574)  (2,593,196)

Venturers' capital, beginning of year   54,479,578  56,816,608    58,786,123

Venturers' capital, end of year        $50,357,457 $ 54,479,578  $56,816,608


                             See accompanying notes.


                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1993, 1992 and 1991
                Increase (Decrease) in Cash and Cash Equivalents

                                              1993       1992         1991

Cash flows from operating activities:
   Net loss                            $   (971,299) $ (572,019)$(1,090,392)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Increase in accrued interest on
     long-term debt                        1,272,861   1,157,416   1,054,380
    Depreciation and amortization          3,107,504   3,003,252   3,123,921
    Changes in assets and liabilities:
      Accounts receivable                  (188,587)     (1,464)     335,991
      Other current assets                     7,802       7,993       7,492
      Long-term rents receivable              82,832   (143,083)   (664,908)
      Deferred expenses                    (344,405)   (286,888)   (707,634)
      Other assets                            11,197       8,107      14,246
      Accounts payable and accrued
       liabilities                           256,704     107,969    (10,920)
      Accounts payable - affiliates         (99,187)    (44,979)     104,301
      Real estate taxes payable               17,496    (31,390)     100,000
      Other current liabilities             (20,914)      31,925    (27,123)
      Tenant security deposits               (2,681)     (3,092)    (23,699)
      Total adjustments                    4,100,622   3,805,766   3,306,047
      Net cash provided by operating
       activities                          3,129,323   3,233,747   2,215,655

Cash flows from investing activities:
   Additions to operating investment
    properties                             (827,995)   (429,242) (1,079,952)
   Purchase of investment securities       (729,558)           -           -
      Net cash used for investing
       activities                        (1,557,553)   (429,242) (1,079,952)

Cash flows from financing activities:
   Contributions from venturers                    -     311,111   1,714,073
   Distributions to venturers            (2,734,943) (2,399,395) (2,268,624)
   Principal payments under capital
    lease obligation                               -   (111,639)    (89,391)
      Net cash used for financing
       activities                        (2,734,943) (2,199,923)   (643,942)

Net increase (decrease) in cash and
 cash equivalents                        (1,163,173)     604,582     491,761

Cash and cash equivalents,
 beginning of year                         2,091,102   1,486,520     994,759

Cash and cash equivalents,
 end of year                             $   927,929  $2,091,102  $1,486,520

Cash paid during the year for
 interest                                $   800,000  $  808,301  $  821,668

Write-off of fully depreciated
 building improvements                   $   270,264  $   42,716  $        -




                             See accompanying notes.
1.  Organization

    The accompanying financial statements of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership (Combined Joint Ventures) include the accounts of Warner/Red Hill Associates (Warner/Red
   Hill), a California general partnership, Crow PaineWebber LaJolla, Ltd. (Crow PaineWebber), a Texas limited partnership; Lake Sammamish Limited Partnership (Lake Sammamish), a Texas limited partnership; Framingham - 1881 Associates (1881 Worcester Road), a Massachusetts general Partnership; and Chicago-625 Partnership (Chicago-625), an Illinois limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the joint ventures and PaineWebber Equity Partners One Limited Partnership (PWEP1).

    The dates of PWEP1's acquisition of interests in the joint ventures are as follows:

                                                           Date of Acquisition
           Joint Venture                                       of Interest

    Warner/Red Hill Associates                             December 18, 1985
    Crow PaineWebber LaJolla, Ltd.                         July 1, 1986
    Lake Sammamish Limited Partnership                     October 1, 1986
    Framingham 1881 - Associates                           December 12, 1986
    Chicago-625 Partnership                                December 16, 1986

2. Summary of significant accounting policies

   Operating investment properties

     The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. All of the operating investment properties owned by the Combined Joint Venturers were considered to be held for long-term investment purposes as of December 31, 1993 and 1992. One of the Joint Ventures was acquired prior to the completion of construction. Interest costs and property taxes incurred during the construction period were capitalized. Depreciation expense is computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally five to forty years.
   Deferred expenses

     Deferred expenses consist primarily of organization costs which have been amortized over five years, loan fees which are being amortized over the terms of the related loans, and lease commissions and rental concessions which are being amortized over the term of the applicable lease.

   Cash and cash equivalents

     For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments, money market funds and certificates of deposit purchased with original maturity dates of three months or less to be cash equivalents.

   Investments

       Investments consist of United States Treasury Bills with maturities greater than three months from the date of purchase. The fair value approximates cost at December 31, 1993.

   Rental revenues

     Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the term of the related lease agreements.

     Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows:

                          1994           $ 6,135,000
                          1995             5,471,000
                          1996             4,855,000
                          1997             4,144,000
                          1998             3,821,000
                          Thereafter      10,193,000
                                         $34,619,000

     Leases with four tenants of the 625 North Michigan Office Building accounted for approximately $2,231,000 (44%) of the rental revenue generated by that property for 1993.

   Income tax matters

     The Combined Joint Ventures are comprised of entities which are not taxable and, accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

3. Joint Ventures

     See Note 5 to the financial statements of PWEP1 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

   a. Warner/Red Hill Associates

             The joint venture owns and operates the Warner/Red Hill Business Center consisting of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The business center is part of a 4,200 acre business complex in Tustin, California.

   b. Crow PaineWebber LaJolla, Ltd.

             The joint venture constructed and operates the Monterra Apartments consisting of garden-style apartments and includes 180 one- and two-bedroom units totalling approximately 136,000 square feet in LaJolla, California.

   c. Lake Sammamish Limited Partnership

             The joint venture owns and operates the Chandler's Reach Apartments consisting of 166 units with approximately 135,110 net rentable square feet in eleven two- and three-story buildings located in Redmond, Washington.

   d. Framingham - 1881 Associates

             The joint venture owns and operates the 1881 Worcester Road office building consisting of 64,189 net rentable square feet in one two-story building located in Framingham, Massachusetts.

   e. Chicago - 625 Partnership

             The joint venture constructed and operates the 625 North Michigan office building consisting of a 27-story commercial office tower containing an aggregate of 387,000 square feet (324,829 rentable space) located in Chicago, Illinois.

     The following description of the joint venture agreements provides certain general information.

   Allocations of net income and loss

     The agreements generally provide that net income and losses (other than those resulting from sales or other dispositions of the projects) will be allocated to the venture partners in the same proportions as actual cash distributions from operations.

     Gains or losses resulting from sales or other dispositions of the projects shall be allocated according to the formulas provided in the joint venture agreements.

   Distributions

     Distributable funds will generally be distributed first, to repay co-venturer negative cash flow contributions; second, to repay accrued interest and principal on certain loans and, third, specified amounts to PWEP1, with the balance distributed in amounts ranging from 85% to 29% to PWEP1 and 15% to 71% to the co-venturers, as described in the joint venture agreements.

     Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

   Other

     As of December 31, 1993, the 1881 Worcester Road office building was 62% leased. Since the property is not encumbered by any mortgage financing, it is management's intention to hold the property for long-term investment purposes and lease the vacant space under terms and conditions that will result in sufficient cash flow to meet the venture's operating expenses, recover its investment and to provide a normal operating profit.

4. Related Party Transactions

     The joint ventures entered into management contracts with affiliates of the co-venturers which are cancelable at the option of PWEP1 upon the occurrence of certain events. The management fees generally range from 3% to 5% of gross rents collected.

     Accounts payable - affiliates at December 31, 1993 and 1992 principally consist of accrued interest on notes payable to venturers, advances from venturers, and management fees and reimbursements payable to the property managers.

     Certain of the Combined Joint Ventures are also required to pay an investor servicing fee to PWEP1 ranging from $2,500 to $10,000 per year.

5. Notes Payable to Venturers

     Notes payable to venturers at December 31, 1993 and 1992 include a permanent loan provided by PWEP1 to the Lake Sammamish joint venture in the amount of $4,000,000. The permanent loan is secured by a deed of trust and security agreement on the joint venture operating property with an assignment of rents. Interest-only payments on the permanent loan are at 10% per annum, payable quarterly. Principal is due in October 2011. Notes payable to venturers at December 31, 1993 and 1992 also include a second lien mortgage note payable to PWEP1 from the Crow PaineWebber joint venture of $4,000,000. This note bears interest at 10% per annum. Accrued interest is payable quarterly. Principal is due on July 1, 2011. Interest expense on these two notes payable aggregated $800,000 for each of the three years in the period ended December 31, 1993.

6. Mortgage Notes Payable

     Mortgage notes payable and accrued interest at December 31, 1993 and 1992 consists of the following:

                                                      1993         1992
   Nonrecourse note payable at December 31,
   1993 and 1992 consists of a $3,000,000 note
   payable to an insurance company which is
   secured by the Warner/Red Hill operating
   investment property.  The note bore
   interest at 9.36% per annum compounded
   monthly.  All interest and principal,
   aggregating approximately $5,763,000, was
   due at maturity, August 15, 1993.  Interest
   owed through December 31, 1993 and 1992,
   aggregated $2,974,667 and $2,435,774,
   respectively (see
    discussion below).                           $  5,974,667    $ 5,435,774

   First lien mortgage note payable to a third
   party of $4,500,000 at December 31, 1993
   and 1992.  This note bears interest at
   9.36% per annum. Interest accrues and
   compounds monthly, but the payment of
   accrued interest is deferred until maturity
   of the note.  All unpaid principal and
   accrued interest, aggregating approximately
   $8,645,000, was due June 5, 1994.  The
   mortgage note is nonrecourse to the
   partners and is collateralized by the
   Monterra Apartments operating property and
   all revenues derived therefrom.  Interest
   owed through December 31, 1993 and 1992
   aggregated $3,804,970 and $3,065,642,
   respectively (see discussion below).            8,304,970      7,565,642
                                                   14,279,637     13,001,416
    Less:  current portion                        (8,304,970)    (5,435,774)
                                                 $  5,974,667    $ 7,565,642

     The repayment of principal and interest on the loans secured by the Warner/Red Hill and Monterra properties is the responsibility of PWEP1, which received the loan proceeds. PWEP1 has indemnified Crow PaineWebber-LaJolla, Ltd. and Warner/Red Hill Associates from all liabilities, claims and expenses associated with any defaults by PWEP1 in connection with these borrowings.

     While liability under the Warner/Red Hill note is the sole liability and responsibility of PWEP1, the note is secured by a first trust deed on the Warner/Red Hill operating investment property. During 1993, the Partnership attempted to obtain refinancing or extend the note; however, as of December 31, 1993, such efforts had not been successfully completed and the note was in default. Subsequent to year-end, the Partnership reached an agreement in principle with the lender regarding an extension and modification of the note payable. The terms of the extension and modification agreement are expected to provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $23,906 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of Warner/Red Hill investment property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable and unpaid interest. The extension and modification agreement also requires PWEP1 to establish an escrow account in the name of Warner/Red Hill Associates and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a level of no less than $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established. The agreement remains contingent upon the execution of definitive modification documents. While management of PWEP1 does not anticipate any problems with the execution of these final documents, there can be no assurances that the lender will consummate this agreement. As the modification and extension agreement had not been finalized as of December 31, 1993, the entire balance of the mortgage note and related accrued interest payable is shown as a current liability on the accompanying 1993 balance sheet and interest on the note payable in 1993 has continued to be accrued at the rates in effect for the note prior to maturity (see Note 8).

     The debt secured by the Monterra Apartments was scheduled to mature on June 5, 1994. Sources for funding payment of the obligation have not yet been determined. At this time the venture partners plan to refinance the existing debt or secure new permanent debt; however, there can be no assurance that this objective will be achieved. Subsequent to year-end, the scheduled maturity date was reached and, as a result, the venture is in technical default of this loan agreement (see Note 8).

7. Encumbrances

     Under the terms of the joint venture agreements, PWEP1 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. As of December 31, 1993 and 1992 PWEP1 (together in one instance with an affiliated partnership) had borrowed $11,886,473 under two zero coupon loan agreements pursuant to this arrangement. These obligations are direct obligations of PWEP1 and its affiliated partnership and, therefore, are not reflected in the accompanying financial statements. The outstanding balance of principal and accrued interest outstanding under the borrowing arrangements aggregated approximately $20,225,000 and $18,397,000 at December 31, 1993 and 1992,
   respectively. The operating investment properties of the Lake Sammamish and Chicago-625 joint ventures have been pledged as security for these loans which mature in 1995, at which time payments aggregating approximately $23,056,000 is scheduled to become due and payable. Under these borrowing arrangements, PWEP1 is required to make all loan payments and has indemnified the joint ventures and the other partners against all liabilities, claims and expenses associated with the borrowings.

    The zero coupon loan secured by the 625 North Michigan Office Building, requires that if the loan ratio, as defined, exceeds 80%, then PWEP1, together with its affiliated partnership, shall be required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed PWEP1 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, PWEP1 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether PWEP1 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. Subsequent to year-end, an agreement was reached with the lender on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement, which was formally executed on May 31, 1994, extend the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown to be funded by PWEP1 and its affiliated partnership, will be approximately $16,225,000. The new loan will bear interest at a rate of 9.125% per annum and will require the current payment of interest and principal on a monthly basis based on a 25-year amortization period.
   The terms of the loan agreement also require the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from PWEP1 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan.

8. Subsequent Events

     As discussed in Note 6, the mortgage indebtedness secured by the Warner/Red Hill Business Center and the Monterra Apartments was in technical default as of June 24, 1994. Subsequently, the respective joint ventures have successfully completed refinancing transactions which have cured these defaults. The 10-year modification and extension agreement with respect to the Warner/Red Hill debt, as described in Note 6, was finalized and executed on August 2, 1994. On September 27, 1994, PWEP1 refinanced the mortgage debt secured by the Monterra Apartments, as well as the mortgage debt secured by the Chander's Reach Apartments (see Note 7). In connection with these refinancings, PWEP1 obtained new loans in the amounts of $3,600,000 secured by the Chandler's Reach Apartments and $4,920,000 secured by the Monterra Apartments. The legal liability for these new loans rests with the related joint ventures and, accordingly, these amounts will be recorded on the books of the joint ventures. The additional proceeds required to pay off the Monterra zero coupon loan obligation were contributed to the venture by PWEP1. The proceeds from the new Chandler's Reach loan were recorded as a distribution by the joint venture to PWEP1. PWEP1 has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with the new borrowings. The two new nonrecourse loans both have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires a monthly principal and interest payment of approximately $28,600. This loan will have an outstanding balance of approximately $3,193,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires a monthly principal and interest payment of approximately $39,500. This loan will have an outstanding balance of approximately $4,372,000 at maturity.

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
  COMBINED JOINT VENTURES OF
    PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
   DECEMBER 31, 1993
                                                                                                                         Life on
                                                Cost                                                                     Which
                                              Capitalized                                                              Depreciation
                           Initial Cost to   (Removed)                                                                   in Latest
                             Partnership    Subsequent to   Gross Amount at Which Carried at                             Income
                             Venture          Acquisition              End of Year                                       Statement
                                Buildings &   Buildings &         Buildings &         Accumulated  Date of       Date     is
Description   Encumbrances Land Improvements  Improvements  Land  Improvements Total  Depreciation Construction  Acquired Computed
COMBINED JOINT VENTURES:
Office Building
 Chicago,
 IL      $17,006,196  $ 8,112,250 $35,682,472 $5,116,364 $8,112,250 $40,798,836 $48,911,086 $10,806,555  1968  12/16/86  5-30 yrs.

Office Building
 Tustin,
 CA        5,974,667    3,123,750   9,126,250    754,862  3,123,750   9,881,112  13,004,862   2,437,309  1984  12/18/85   35 yrs.

Apartment Complex
 LaJolla,
 CA       12,304,970    4,615,143   7,218,724    617,737  4,615,143   7,836,461  12,451,604   1,941,620  1987    7/1/86   30 yrs.

Apartment Complex
 Redmond,
  WA       7,219,186    2,362,298   6,163,204         -   2,362,298   6,163,204   8,525,502   1,845,019  1987   10/1/86  5-27.5 yrs

Office Building
 Framingham,
 MA                -    1,317,119   5,510,152    117,242  1,327,917   5,616,596   6,944,513   1,618,754  1987  12/12/86  5-40 yrs.
         $42,505,019  $19,530,560 $63,700,802 $6,606,205$19,541,358 $70,296,209 $89,837,567 $18,649,257
Notes

(A)   The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $77,538,000.
(B)   See Notes 5, 6 and 7 to the Combined Financial Statements for a
description of the terms of the debt encumbering the properties.
(C)    Reconciliation of real estate owned:
                                                1993              1992        1991

      Balance at beginning of period      $ 89,279,836      $ 88,893,310 $ 87,314,804
      Increase due to additions                827,995           429,242    1,079,952
      Deferred expenses reclassified
       as tenant improvements                        -                 -      498,554
      Write-offs due to disposals             (270,264)          (42,716)           -
      Balance at end of period            $ 89,837,567      $ 89,279,836 $ 88,893,310

(D)   Reconciliation of accumulated depreciation:

      Balance at beginning of period      $ 16,105,972      $ 13,380,777 $ 10,398,987
      Depreciation expense                   2,813,549         2,767,911    2,981,790
      Write-offs due to disposals             (270,264)          (42,716)           -
      Balance at end of period            $ 18,649,257      $ 16,105,972 $ 13,380,777


                                      F-40
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

                          PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                          SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             MARCH 31, 1994
                                               Cost                                                                     Which
                                              Capitalized                                                              Depreciation
                           Initial Cost to   (Removed)                                                                   in Latest
                             Partnership    Subsequent to   Gross Amount at Which Carried at                             Income
                             Venture          Acquisition              End of Year                                       Statement
                                Buildings &   Buildings &         Buildings &         Accumulated  Date of       Date     is
Description   Encumbrances Land Improvements  Improvements  Land  Improvements Total  Depreciation Construction  Acquired Computed

Shopping Center
North Palm
Beach,
 FL         $      -  $3,216,811 $15,597,411 $(2,188,202) $2,444,458 $14,181,562 $16,626,020 $4,266,923   1983   10/23/85 5-30 yrs.

Office Building
Pleasanton,
CA          1,844,120  2,317,985  15,429,340  (4,736,999)  1,517,785  11,492,541  13,010,326  2,962,282   1985   8/15/86   30 yrs.
           $1,844,120 $5,534,796 $31,026,751 $(6,925,201) $3,962,243 $25,674,103 $29,636,346 $7,229,205
Notes

(A)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $29,920,000.

(B)  For financial reporting purposes, the initial cost of the operating investment properties have been reduced by payments from former joint venture partners related to a guaranty to pay the Partnership a certain Preference Return.
(C)  See Note 7 to the financial statements for a description of the terms of the debt encumbering the property.
(D)  Reconciliation of real estate owned:

                                           1994             1993           1992

     Balance at beginning of period     $29,486,273     $29,829,670     $16,367,718
     Increase due to additions              150,073         137,823         177,444
     Write-off of fully depreciated
       tenant improvements                        -        (447,768)              -
     Consolidation of joint venture               -               -      13,304,781
     Reduction of costs basis - see
      (B) above                                   -         (33,452)        (20,273)
     Balance at end of period           $29,636,346     $29,486,273     $29,829,670

(E)  Reconciliation of accumulated depreciation:

     Balance at beginning of period     $ 6,248,191     $ 5,740,190     $ 2,810,529
     Consolidation of joint venture               -               -       1,878,673
     Depreciation expense                   981,014         955,769       1,050,988
     Write-off of fully depreciated
      tenant improvements                         -        (447,768)              -
     Balance at end of period           $ 7,229,205     $ 6,248,191     $ 5,740,190

(F) On February 28, 1990 one of the three office buildings owned by Sunol Center
     Associates was sold for $8,150,000 to an independent third party. See Note 4 to the financial statements for a further discussion.

                                      F-27