Form 10-Q/A
period 1994-06-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1995-03-09
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
               __________________________________

                          FORM 10-Q/A

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-14857


      PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

     (Exact name of registrant as specified in its charter)


            Virginia                                    04-2866287
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .




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

     As of June 30, 1994 and 1993, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

     Summarized operations of the unconsolidated joint ventures for the periods indicated are as follows:

                        CONDENSED COMBINED SUMMARY OF OPERATIONS
                   For the three months ended March 31, 1994 and 1993

                                                          1994        1993
Revenues:
   Rental revenues and expense recoveries          $ 2,844,000    $2,749,000
   Interest and other income                             27,000       28,000
                                                      2,871,000    2,777,000
Expenses:
   Property operating expenses                          806,000      850,000
   Real estate taxes                                    709,000      703,000
   Mortgage interest expense                            226,000      328,000
   Interest expense payable to partner                  200,000      200,000
   Depreciation and amortization                        754,000      742,000
                                                      2,695,000    2,823,000
Net income (loss)                                   $   176,000 $   (46,000)

Net income (loss):
     Partnership's share of
       combined income (loss)                       $    87,000 $  (190,000)
     Co-venturers' share of
       combined income (loss)                            89,000      144,000
                                                    $   176,000  $  (46,000)




                                       -5-
                                        PAINEWEBBER EQUITY PARTNERS ONE LIMITED
PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

    The Partnership's net loss decreased by approximately $435,000 for the three months ended June 30, 1994, when compared to the same period in the prior year, due to a decrease in the Partnership's operating loss and an improvement in the Partnership's recorded share of unconsolidated joint ventures' operations. The Partnership's operating loss decreased by approximately $158,000 primarily due to an increase in revenues of approximately $61,000, a decrease in bad debt expense from the Crystal Tree Commerce Center of approximately $74,000, a decrease in property operating expenses of approximately $21,000 and an decrease in interest expense of approximately $17,000. The increase in revenues was primarily the result of increased rental income from the Crystal Tree Commerce Center due to a reduction in rental concessions offered to the property's retail tenants. The occupancy level at Crystal Tree has remained stable in the high 90's over the past two years. However, the Partnership has used rental concessions as necessary to maintain high occupancy levels despite the generally sluggish South Florida economy. In addition, interest income increased as a result of an increase in the average invested balances of the Partnership's cash reserves, along with an increase in short-term interest rates. Property operating expenses decreased primarily due to a decline in real estate taxes a the Crystal Tree Commerce Center. The decrease in interest expense can be attributed to the modification and principal paydown described above for the loan secured by the 625 North Michigan property, which occurred in May 1994.

     A favorable improvement in the Partnership's share of unconsolidated ventures' operations also contributed to the decrease in net loss for the current period. For the three months ended June 30, 1994, the Partnership recognized income of approximately $66,000 from its share of unconsolidated ventures' operations, as compared to losses of approximately $211,000 in the prior period. This favorable change is primarily due to a significant increase in rental income and a substantial decline in interest expense at the Warner/Red Hill joint venture. Rental income increased by approximately $240,000 over the prior period almost entirely as a result of the significant increase in occupancy achieved during fiscal 1994. Effective rental rates for office/R&D space, in the Southern California market in particular, remain depressed due to the significant existing oversupply of competing space. The venture's interest expense declined by approximately $108,000 as a result of the modification of the zero coupon loan secured by the Warner/Red Hill property, as discussed further above. The improved net operating results of the Warner/Red Hill joint venture were partially offset by a decrease in the net income of the Chicago-625 Partnership in the current period. The joint venture's net income decreased due to a significant reduction in rental income. The decline in rental income is reflective of the continued downward pressure on rental rates caused by the competitive market conditions in downtown Chicago.


                                      -11-
           PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP


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


Dated: January 30, 1995