Form 10-Q/A
period 1994-09-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1995-03-09
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
               __________________________________

                          FORM 10-Q/A

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

     As of September 30, 1994 and 1993, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

     Summarized operations of the unconsolidated joint ventures for the periods indicated are as follows:

                 CONDENSED COMBINED SUMMARY OF OPERATIONS
        For the three and six months ended June 30, 1994 and 1993

                                  Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                                    1994      1993         1994       1993
Revenues:
   Rental revenues and
      expense recoveries        $2,526,000$2,549,000    $5,370,000$5,298,000
   Interest and other income        44,000    53,000        71,000    81,000
                                 2,570,000 2,602,000     5,441,000 5,379,000
Expenses:
   Property operating expenses     911,000   958,000     1,717,000 1,808,000
   Real estate taxes               676,000   620,000     1,385,000 1,323,000
   Mortgage interest expense       445,000   329,000       671,000   657,000
   Interest expense payable
     to partner                    200,000   200,000       400,000   400,000
   Depreciation and
     amortization                  750,000    742,000    1,504,000 1,484,000
                                 2,982,000 2,849,000     5,677,000 5,672,000
Net loss                      $  (412,000)$ (247,000)  $ (236,000)$ (293,000)

Net loss:
   Partnership's share of
    combined income (loss)    $  (424,000)$ (255,000)  $ (337,000)$ (445,000)
   Co-venturers' share of
    combined income (loss)          12,000     8,000       101,000   152,000
                              $  (412,000) $(247,000)  $ (236,000)$ (293,000)



                                       -5-



           PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

RESULTS OF OPERATIONS

    The Partnership's net loss decreased by approximately $329,000 for the six months ended September 30, 1994, when compared to the same period in the prior year, due to a decrease in the Partnership's operating loss and an improvement in the Partnership's recorded share of unconsolidated joint ventures' operations. The Partnership's operating loss decreased by approximately $221,000 primarily due to an increase in revenues of approximately $109,000, a decrease in bad debt expense from the Crystal Tree Commerce Center of approximately $72,000, a decrease in property operating expenses of approximately $27,000 and an decrease in interest expense of approximately $10,000. The increase in revenues was primarily the result of increased rental income from the Crystal Tree Commerce Center due to a reduction in rental concessions offered to the property's retail tenants. The occupancy level at Crystal Tree has remained stable in the high 90's over the past two years. However, the Partnership has used rental concessions as necessary to maintain high occupancy levels despite the generally sluggish South Florida economy. In addition, interest income increased as a result of an increase in the average invested balances of the Partnership's cash reserves, along with an increase in short-term interest rates. Property operating expenses decreased primarily due to a decline in real estate taxes at the Crystal Tree Commerce Center. The decrease in interest expense can be attributed to the modification and principal paydown described above for the loan secured by the 625 North Michigan property, which occurred in May 1994.

     A favorable improvement in the Partnership's share of unconsolidated ventures' operations also contributed to the decrease in net loss for the current period. For the six months ended September 30, 1994, the Partnership's share of unconsolidated ventures' losses decreased by approximately $108,000, as compared to the prior period. This favorable change is primarily due to a significant increase in rental income and a substantial decline in interest expense at the Warner/Red Hill joint venture, in addition to a decrease in property operating expenses, most notably at 625 North Michigan. Rental income from Warner/Red Hill increased by approximately $237,000 over the prior period as a result of the significant increase in occupancy achieved during fiscal 1994. Effective rental rates for office/R&D space in the Southern California market in particular, remain depressed due to the significant existing oversupply of competing space. In addition, the venture's interest expense declined by approximately $214,000 as a result of the modification of the zero coupon loan secured by the Warner/Red Hill property, as discussed further above. The improved net operating results of the Warner/Red Hill joint venture were partially offset by an increase in the net loss of the Monterra Apartments joint venture. The joint venture's net loss increased primarily due to an increase in interest expense as a result of the compounding of interest on Monterra's zero coupon loan prior to its refinancing.


                                      -12-
           PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP


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