Form 10-K405
period 1995-03-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1995-07-17
CIK 766658

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    u  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1995
                                       OR

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

UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   u

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K
Reference
Prospectus of registrant dated                    Part IV
July 18, 1985, as supplemented


              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                 1995 FORM 10-K

TABLE OF CONTENTS

PART I                                                       Page

Item      1         Business                                I-1

Item      2         Properties                              I-3

Item      3         Legal Proceedings                       I-4

Item     4          Submission of Matters to a Vote of
                     Security Holders                       I-4

PART II

Item     5          Market for the Partnership's Limited
                     Partnership Interests and
                    Related Security Holder Matters        II-1

Item     6          Selected Financial Data                II-1

Item     7          Management's Discussion and Analysis
                     of Financial Condition
                    and Results of Operations              II-2

Item     8          Financial Statements and Supplementary
                     Data                                  II-7

Item     9          Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                  II-7

PART III

Item    10          Directors and Executive Officers
                     of the Partnership                   III-1

Item    11          Executive Compensation                III-3

Item    12          Security Ownership of Certain
                     Beneficial
                    Owners and Management                 III-3

Item    13          Certain Relationships and Related
                     Transactions                         III-3

PART IV

Item    14          Exhibits, Financial Statement
                    Schedules and Reports on Form 8-K     IV-1

SIGNATURES                                                IV-2

INDEX TO EXHIBITS                                         IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        F-1 to F-39

PART I

ITEM 1.  BUSINESS

    PaineWebber Equity Partners One Limited Partnership (the "Partnership") is a limited partnership formed on April 17, 1985, under the Uniform Limited Partnership Act of the State of Virginia to invest in a diversified portfolio of existing, newly constructed or to-be-built income-producing real properties such as shopping centers, office buildings, apartment complexes, hotels and other commercial income-producing properties. The Partnership authorized and issued the maximum of 2,000,000 Partnership Units (the "Units"), at $50 per Unit, offered to the public pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-97158). Gross proceeds of $100,000,000 were contributed to the capital of the Partnership during the offering period which ended on July 17, 1986. Limited Partners will not be required to make any additional contributions.

    As of March 31, 1995, the Partnership owns directly or through joint venture partnerships the properties or interests in the properties set forth in the following table, which consist of four office/R&D buildings, two apartment complexes and one mixed-use retail/office property.

Name of Joint Venture                       Date of
Name and Type of Property                  Acquisition   Type of
Location                    Size           of Interest Ownership (1)

Crystal Tree Commerce74,923 square         10/23/85    Fee ownership of land and
 Center                     feet of retail             improvements
North Palm Beach, FL        space and
                            40,115 square
                            feet of office
                            space

Warner/Red Hill Associates  93,895         12/18/85    Fee ownership of land and
Warner/Red Hill Business    Net rantable               improvements (through
 Center                     square feet of             (through joint venture)
Tustin, CA                  office space

Crow PaineWebber LaJolla,   180 units      7/1/86      Fee ownership of land and
Ltd.                                                   improvements (through
Monterra Apartments                                    joint venture)
LaJolla, CA

Sunol Center Associates     116,680 net     8/15/86    Fee ownership of land and
Sunol Center Office         rentable                   improvements (through
  Buildings                 square feet of             joint venture)
Pleasantton, CA             office space (2)

Lake Sammamish Limited      166 units      10/1/86     Fee ownership of land and
  Partnership                                          improvements (through
Chandler's Reach Apartments                            joint venture)
Redmond, WAFramingham - 1881
  Associates                64,189 net     12/12/86    Fee ownership of land and
1881 Worcester Road         rentable                   improvements (through
    Office Building         square feet of             joint venture
Framingham, MA              office space

Chicago-625 Partnership     324,829 net    12/16/86    Fee ownership of land and
625 North Michigan Avenue   rentable                   improvements (through
Office Building             square feet                joint venture)
Chicago, IL


(1) See Notes to the Financial Statements filed with this Annual Report for a description of agreements through which the Partnership has acquired these real property investments and for a description of the indebtedness secured by the Partnership's real property investments.

(2) On February 28, 1990 one of the three buildings comprising the Sunol Center investment was sold for $8,150,000. The building that was sold consisted of approximately 53,400 net rentable square feet, or 31% of the original total net rentable square feet.

     The Partnership's investment objectives are to invest the proceeds raised from the offering of limited partnership units in a diversified portfolio of income-producing properties in order to:

(i)  preserve and protect the original capital invested in the Partnership,
(ii) provide the Limited Partners with quarterly cash distributions, a portion of which will be sheltered from current federal income tax liability, and
(iii)achieve long-term capital appreciation through potential appreciation in the values of the Partnership's investment properties.

    Through March 31, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $35,872,000. Quarterly distributions were paid at the rate of 9% per annum on invested capital from inception through the quarter ended December 31, 1988. The distributions were reduced to 6% per annum effective for the quarter ended March 31, 1989 and were paid at that rate through the quarter ended March 31, 1990, at which point they were reduced to 2% per annum. Effective for the quarter ended December 31, 1992, the Partnership suspended the payment of quarterly distributions as part of an overall strategy aimed at accelerating the timetable for repaying the Partnership's zero coupon loans. As discussed further in Item 7, during fiscal 1995 the Partnership completed the refinancings of the zero coupon loans. As a result, subsequent to year-end distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in all seven of its original investment properties, although, as noted above, the Sunol Center joint venture has sold one of its three office buildings. The proceeds of the sale transaction were used to retire an outstanding zero coupon loan and for reinvestment in certain of the existing joint ventures.

    The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. While real estate values for commercial office buildings and retail shopping centers have generally stabilized over the past 12 to 24 months, the current market values of the Partnership's commercial office buildings and retail shopping center are estimated to be below their acquisition prices due to the residual effects of the overbuilding which occurred in the late 1980's and, in the case of the office buildings, the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. The market for multi-family residential properties throughout the country continued to show signs of improvement during fiscal 1995, as the ongoing absence of significant new construction activity further improved upon the supply and demand characteristics facing existing properties. Management believes that overall real estate market conditions will improve further in the near term. With respect to the Partnership's office building and shopping center investments, it remains to be seen whether conditions will improve sufficiently during the current market cycle to bring the market values back to or above the amounts of the Partnership's original investments. Management's plans are presently to hold the majority of the investment properties for long-term investment purposes and to direct the management of the operations of the properties to maximize their long-term values.

     All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. Despite this competition, the lack of significant new construction of multi-family housing over the past 2- to- 3 years has allowed the oversupply which existed in most markets to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. The Partnership's shopping center and office buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances. Market conditions for office/R&D space in Pleasanton, California, where the Partnership's Sunol Center property is located, have begun to stabilize after several years of decline. During the fourth quarter of fiscal 1995 the Partnership secured its first new lease at Sunol Center in over four years. Subsequent to year-end another new lease was signed, bringing the property's occupancy level up to 66%. The competitive conditions faced by the Partnership's Warner/Red Hill and 1881 Worcester Road investments, on the other hand, are especially severe at the present time. Conditions in the markets for suburban office/R&D space in the Orange County and Boston areas, where these properties are located, continue to be adversely affected by corporate restructurings, cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. The recovery of these market areas appears to be lagging behind recoveries of similar market segments in other
areas of the country.  See the further discussion in Item 7.     The
Partnership has no real property investments located outside the United
States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

     The Partnership has no employees; it has, however, entered into an advisory agreement with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

     The general partners of the Partnership (the "General Partners") are First Equity Partners, Inc. and Properties Associates 1985, L.P. First Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partnership. The associate general partner of the Partnership is Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner.

     The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     At March 31, 1995, the Partnership has interests in seven operating properties through direct ownership and joint venture partnerships. The properties and the related joint venture partnerships are referred to under
Item 1 above to which reference is made for the name, location and description of each property.

     Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:
                                Percent Occupied At
                                                                 Fiscal
                                                                 1995
                           6/30/94  9/30/94  12/31/94  3/31/95   Average

Crystal Tree                 97%       98%    100%      98%         98%

Warner/Red Hill              86%       86%     86%      83%         85%

Monterra Apartments          99%       98%     98%      99%         98%

Sunol Center                 18%       18%     18%      32%         21%

Chandler's Reach Apartments  98%       97%     97%      97%         97%

1881 Worcester Road         100%       92%     79%      79%         87%

625 North Michigan Avenue    83%       83%     85%      87%         84%


ITEM 3.  LEGAL PROCEEDINGS

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Equity Partners, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Equity Partners One Limited Partnership, PaineWebber, First Equity Partners, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Equity Partners One Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, First Equity Partners, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, First Equity Partners, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer
the complaint has not yet expired.     Pursuant to provisions of the Partnership
Agreement and other contractual
obligations, under certain circumstances the Partnership may be required to indemnify First Equity Partners, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

   At March 31, 1995 there were 8,603 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

ITEM 6. SELECTED FINANCIAL DATA

            PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
      FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                 (IN THOUSANDS, EXCEPT FOR PER UNIT DATA)
                        1995       1994        1993       1992 (1)    1991

Revenues             $  2,346   $  1,971    $  2,139    $  2,052     $ 1,904

Operating loss       $ (1,637)  $ (2,196)   $ (2,025)   $ (1,711)    $  (858)

Interest income
 on notes
 receivable from
 unconsolidated
 ventures               $ 800     $  800      $  800     $   800     $   800

Partnership's share
  of unconsolidated
  ventures' income
  (losses)             $ (715)   $(1,072)   $ (1,048)    $(1,364)   $  1,687

Partnership's share
  of losses due to
 permanent impairment
 of operating
 investment
 properties          $ (8,703)         -           -           -           -

Net income (loss)    $(10,255) $  (2,468)   $ (2,273)   $ (2,275)    $ 1,629

Net income (loss)
  per Limited
  Partnership Unit    $ (5.07)   $ (1.22)   $  (1.12)    $  1.13)     $ 0.77

Cash distributions
 per Limited
 Partnership Unit           -          -    $   0.75     $  1.00     $  1.50

Total assets         $ 53,572   $ 64,370    $ 66,169     $69,022     $70,254

Long-term debt and
  deferred interest   $11,548   $ 12,148    $ 11,273     $10,389     $ 7,681


(1)During fiscal 1992, as further discussed in Note 4 to the accompanying consolidated financial statements, the Partnership assumed complete control of the joint venture which owns and operates the Sunol Center Office Buildings. Accordingly, the joint venture, which had been accounted for under the equity method in prior years, has been consolidated in the Partnership's financial statements for years subsequent to fiscal 1991.

   The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

   The above net income (loss) and cash distributions per Limited Partnership Unit amounts are based upon the 2,000,000 Limited Partnership Units outstanding during each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered limited partnership interests to the public from July 18, 1985 to July 17, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $100,000,000 were received by the Partnership from the sale of Partnership Units. As discussed further below, the Partnership also received proceeds of $17,000,000 from the issuance of four zero coupon loans. The proceeds of such borrowings, net of financing expenses of approximately $275,000, were used to pay the offering and organizational expenses, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of March 31, 1995, the Partnership retained an ownership interest in seven operating investment properties, which consist of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

   As previously reported, effective for the quarter ended December 31, 1992 the Managing General Partner suspended the Partnership's regular quarterly distributions in order to accumulate the funds necessary to enable the Partnership to complete the refinancings of the zero coupon loans secured by the Warner/Red Hill, Monterra, Chandler's Reach and 625 North Michigan properties. The Partnership originally borrowed $17,000,000 in zero coupon loans to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. The four outstanding loans were with three different financial institutions, the first of which issued loans secured by the Warner/Red Hill and Monterra properties in the initial principal amounts of $3,000,000 and $4,500,000, respectively, the second of which issued a loan in the initial amount of $5,500,000 which was secured by the Sunol Center Office Buildings and the Chandler's Reach Apartments, and the third of which issued a loan secured by the 625 North Michigan Office Building in the initial principal amount of $4,000,000. As noted above, the portion of the $5.5 million zero coupon loan which was secured by Sunol Center was repaid from the proceeds of the sale of one of the Sunol buildings in fiscal 1990. Due to declines in the market values of the Warner/Red Hill and 625 North Michigan properties over the past several years, management's efforts were directed toward negotiating modification and extension agreements with the existing lenders on these loans. Such declines in value mirrored the state of commercial office buildings nationwide over this period, and particularly in major metropolitan areas such as Chicago. As previously reported, the Partnership executed extension and modification agreements with the 625 North Michigan and Warner/Red Hill lenders in May 1994 and August 1994, respectively. Both modification agreements changed the nature of the existing loan obligations from zero coupons to current paying, principal amortizing indebtedness. Limited sources for the financing of commercial office buildings in general and the stringent loan-to-value requirements for such loans would have made refinancing the Warner/Red Hill and 625 North Michigan properties by conventional means very difficult.

     The final terms of the 625 North Michigan agreement required the Partnership to make a principal paydown on the loan of approximately $541,000. The new loan, in the initial principal amount of approximately $6.5 million, has a scheduled maturity date of May 1999. The loan bears interest at a rate of 9.125% per annum and requires monthly payments of principal and interest of approximately $55,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $700,000 through the scheduled maturity date. The final terms of the Warner/Red Hill extension and modification agreement provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan bears interest at 2.875% per annum and monthly principal and interest payments of $23,906 are required. The Partnership made principal and interest payments on behalf of the venture totalling approximately $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, after the repayment of the outstanding balance of the loan. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance in the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

     During fiscal 1995, the Partnership also completed the refinancings of the remaining zero coupon loans. The nonrecourse zero coupon loans secured by the Chandler's Reach and Monterra apartment properties matured on August 1, 1994 and September 1, 1994 with outstanding balances of approximately $3,462,000 and $8,645,000, respectively. During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off these two outstanding zero coupon loans. The new loans were issued in the initial principal amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. The proceeds from the new Chandler's Reach loan were recorded as a distribution by the joint venture to the Partnership. The additional proceeds required to pay off the Monterra zero coupon loan obligation were contributed to the venture by the Partnership. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with the new borrowings. The three new nonrecourse loans all have terms of seven years and mature in September 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of approximately $28,600. This loan will have an outstanding balance of approximately $3,199,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of approximately $39,500. This loan will have an outstanding balance of approximately $4,380,000 at maturity. The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of approximately $27,800. This loan will have an outstanding balance of approximately $3,095,000 at maturity. In order to close the above refinancings, the Partnership was required to contribute net capital of approximately $583,000 from its existing cash reserves. This amount consisted of approximately $350,000 for transaction fees and closing costs, approximately $128,000 for interest payments due for August and September on the matured Monterra note balance and a partial pay down of outstanding principal of approximately $105,000.

     Subsequent to the completion of the last of the refinancing transactions, management performed an analysis of its cash flows and liquidity needs for the purpose of determining the timing and amount of the reinstatement of quarterly distributions to the partners. Based on such analysis, quarterly distributions were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Management believes that it is prudent to distribute cash flow conservatively at the present time due to the potential capital needs associated with the Partnership's commercial office/R&D buildings and retail property. With the exception of the Warner/Redhill Business Center, occupancy levels at the Partnership's commercial office buildings and retail property either increased or remained steady during fiscal 1995. As of March 31, 1994, the 625 North Michigan Office Building was 82% occupied. The building's occupancy stood at 87% as of March 31, 1995. Likewise, occupancy at the Crystal Tree Commerce Center was up slightly, from 97% as of March 31, 1994 to 98% at March 31, 1995. More significant occupancy gains were achieved at 1881 Worcester Road, which was 79% occupied as of March 31, 1995, as compared to 62% at March 31, 1994 and at Sunol Center, where occupancy increased to 32% at March 31, 1995 from 18% at March 31, 1994 as the Partnership's leasing agent finalized negotiations with a tenant that has occupied 16,400 square feet for a 7-year term. In addition, subsequent to year-end, a new 40,000 square foot lease was signed, which increased the property's occupancy level to 66% in June. While rental rates in the Pleasanton, California market remain well below original projections, these represent the first positive leasing developments at Sunol Center in over four years. During fiscal 1995 and subsequent to year-end, the Partnership funded $713,000 and $1,118,000, respectively, to Sunol Center to cover operating deficits and to pay for tenant improvements in connection with the new leases. Occupancy at the Warner/Redhill Business Center decreased to 83% as of March 31, 1995 as compared to 86% at March 31, 1994 as a tenant which occupied 7% of the rentable area vacated its space when its lease expired during the fourth quarter.

   Despite the leasing gains achieved at most of the properties in fiscal 1995, there remains a significant amount of vacant space at the office/R&D properties. In addition, market conditions continue to be extremely competitive and there continues to be an oversupply of available space in most markets due to the trend toward corporate downsizing and restructurings which has occurred in the wake of the last national recession. The competitive conditions faced by the Partnership's Warner/Red Hill and 1881 Worcester Road investments are especially severe at the present time. Management's most recent evaluation of the Partnership's investment properties, performed in the first quarter of fiscal 1996, indicates that conditions in the markets for suburban office/R&D space in the Orange County and Boston areas, where these properties are located, continue to be adversely affected by corporate restructurings, cutbacks in government defense spending and the reduced rate of growth in the high technology industries. In management's opinion, the recovery of these market areas appears to be lagging behind recoveries of similar market segments in other areas of the country. While occupancy at 1881 Worcester Road increased during fiscal 1995, a lease with the property's largest tenant is due to expire in July 1996. This tenant, which occupies 41% of the building's net leasable area, has given no indication of their intention to either renew the lease or vacate the building. However, management believes that this tenant, which occupies space in other buildings in the local area, may desire to consolidate their lease obligations which could preclude them from renewing at 1881 Worcester Road. At Warner/Red Hill, in addition to the decline in occupancy during fiscal 1995, one of the property's major tenants that occupies approximately 25% of the property's net rentable area has been experiencing cash flow problems and has retained a commercial leasing agent to market a portion of its space for sublease. Unless its operations improve in the near-term, this tenant is unlikely to renew its lease which is scheduled to expire in July 1998. Furthermore, to the extent that its operating results deteriorate further, and if the tenant is unable to sublease the space, the Partnership may be unable to collect future rent owed under the lease obligation.

   In light of the circumstances facing the 1881 Worcester Road and Warner/Red Hill properties and given the improving conditions in other market sectors which may provide the Partnership with opportunities to sell its other remaining investment properties over next 5 to 7 years, management reviewed the carrying values of its 1881 Worcester Road and Warner/Red Hill investments for potential impairment as of March 31, 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of''(SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of impairment losses on the operating investment properties owned by Warner/Red Hill Associates and Framingham 1881 - Associates. Both impairment losses resulted because, in management's judgment, the physical attributes of these properties and their locations relative to their competition, combined with the lack of near-term prospects for future improvement in market conditions in the local markets in which the properties are located, are not expected to enable the ventures to recover the carrying values of the assets within the practicable remaining holding period given the improving market conditions of the Partnership's other investment properties and the possible opportunities to sell these other properties over the next 5 to 7 years. Warner/Red Hill Associates recognized an impairment loss of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000 as of December 31, 1994. Framingham 1881 - Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000. Fair value was estimated using independent appraisals of the operating properties. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. The Partnership's share of the impairment losses, including the write-off of the related unamortized excess basis amounts, totalled $8,703,000.

   During the fourth quarter of fiscal 1995, the Partnership received an offer to purchase the 1881 Worcester Road property. The proposed purchase price, while in excess of the Partnership's most recent independent appraised value for the property, was substantially below the amount of the Partnership's original investment. Nonetheless, management had agreed to accept the offer because, in their judgment, the property's future appreciation potential was limited over the expected remaining holding period as a result of the market conditions discussed above. However, subsequent to year-end the prospective buyer withdrew its offer to purchase 1881 Worcester Road. Management has no current plans to actively solicit other offers to purchase this property. Management's plans with respect to both Warner/Red Hill and 1881 Worcester Road are to aggressively market vacant space to maintain above market occupancy levels and to attempt to maximize the total returns to the Partnership from these operating assets.

   At March 31, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $6,460,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, and for the funding of capital enhancements, potential leasing costs for its commercial property investments, and operating deficits for the operating investment properties and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales of the operating investment properties.

RESULTS OF OPERATIONS
1995 COMPARED TO 1994

   The Partnership's net loss increased by $7,787,000 in fiscal 1995 when compared to the prior year due to the permanent impairment losses recognized with respect to the Warner/Red Hill and 1881 Worcester Road properties in fiscal 1995, as discussed further above. The impact of the impairment losses was partially offset by decreases in the Partnership's operating loss and the Partnership's share of unconsolidated ventures' losses of $559,000 and $357,000, respectively. The Partnership's operating loss decreased primarily due to a decrease in the net loss of the Partnership's consolidated joint venture, Sunol Center Associates, and an increase in the net income of the wholly owned Crystal Tree Commerce Center. The net loss at Sunol Center decreased by $198,000 primarily due to an increase in other revenues. Net income of the Crystal Tree Commerce Center increased due to an increase in rental income of $62,000 and a decrease in bad debt expense of $27,000. Rental income increased due to an increase in average occupancy to 98% in fiscal 1995 from 97% in fiscal 1994. In addition to the decrease in net loss at Sunol Center and the increase in net income at Crystal Tree, operating loss decreased due to an increase in interest income and decreases in general and administrative expenses and interest expense. Interest income increased by $126,000 due to a steady increase in interest rates earned on cash and cash equivalents throughout the year. General and administrative expense decreased by $87,000 mainly due to a decrease in legal expenses. Interest expense decreased by $41,000 due to the modification and principal paydown of the loan secured by the 625 North Michigan property and the refinancing and payoff of the zero coupon loan which was secured by the Chandler's Reach Apartments. The impact of those two transactions on interest expense was partially offset by the issuance of mortgage debt secured by the Crystal Tree property in September 1994.

   The Partnership's share of unconsolidated ventures' losses decreased by $357,000 when compared to the prior year primarily due to a significant decrease in the net loss at the Warner/Red Hill joint venture prior to the aforementioned impairment loss. Net loss at the Warner/Red Hill joint venture prior to the impairment loss decreased by $336,000 primarily due to a decrease in interest expense as a result of the modification of the zero coupon loan secured by the property. As explained above, the modification provided for the discontinuation of the compounding of interest and significantly reduced the interest rate on the debt. Rental revenues declined by $200,000 at Warner/Red Hill during calendar 1994 due to the decrease in occupancy during the year. Operations at the Monterra and Chandler's Reach joint ventures remained relatively unchanged in the current year as slight increases in rental revenues were offset by higher property operating expenses. At 625 North Michigan operations remained stable despite a $219,000 drop in rental revenues due to a substantial decline in real estate taxes for calendar 1994. Operations of the 1881 Worcester Road joint venture improved slightly during calendar 1994 as the increase in occupancy at the property resulted in a $51,000 increase in rental revenues.

1994 COMPARED TO 1993

   The Partnership's net loss for fiscal 1994 increased by $196,000 when compared to the prior year, mainly due to an increase in the Partnership's operating loss. The Partnership's operating loss increased by $171,000 primarily due to decreases in rental income and interest and other income of $69,000 and $99,000, respectively, and increases in interest expense and general and administrative expenses of $63,000 and $96,000, respectively. Such unfavorable changes were partially offset by a decline of $163,000 in bad debt expense related to the Crystal Tree Commerce Center. The decline in rental revenues was the result of increased rental concessions required at the Crystal Tree Commerce Center due to the impact of prolonged sluggishness of the South Florida economy on retail sales in general. Average occupancy levels at both Crystal Tree and Sunol Center for fiscal 1994 remained virtually unchanged in comparison to the prior year. The decline in interest and other income was primarily the result of the receipt of $90,000 of insurance proceeds by the Sunol Center joint venture during fiscal 1993 in settlement of a claim for weather-related damages. Interest expense increased as the interest on the Partnership's zero coupon loans continued to compound through March 31, 1994. General and administrative expenses rose during fiscal 1994 mainly due to an increase in required legal services. These items which increased the Partnership's operating loss were partially offset by a decrease in the bad debt expense related to the Crystal Tree property of $163,000. An increase in the Partnership's share of unconsolidated ventures' losses also contributed to the increase in net loss for fiscal 1994. The Partnership's share of unconsolidated ventures' losses increased by $24,000 during fiscal 1994. This unfavorable change was primarily due to an increase in bad debt expense and property operating expenses, particularly repairs and maintenance, at 625 North Michigan Avenue and an increase in interest expense at the Monterra Apartments, as the interest on the zero coupon loan continued to compound. These items were partially offset by an increase in other income from the 625 North Michigan joint venture and a decrease in real estate taxes at the Warner/Red Hill Business Center due to the receipt of a tax refund in fiscal 1994. Increased rental revenues at the Warner/Red Hill, Monterra Apartments, Chandler's Reach Apartments and 1881 Worcester Road properties were offset by a decline in rental revenues at 625 North Michigan. The decline in rental revenues at 625 North Michigan resulted from a slight decrease in average occupancy and the continued deterioration of effective rental rates, which reflects the extremely competitive market conditions in the downtown Chicago office market. Average occupancy at 625 North Michigan declined from 82% in calendar 1992 to 80% for calendar 1993.

1993 COMPARED TO 1992

   The Partnership's net loss for fiscal 1993 remained relatively unchanged when compared to fiscal 1992 because an increase in the Partnership's operating loss was offset by a decrease in the Partnership's share of losses from its unconsolidated joint venture investments. The Partnership's operating loss increased by $314,000 during fiscal 1993 when compared to fiscal 1992. The primary reasons for the increase in operating loss during fiscal 1993 were an increase in the bad debt expense recognized in connection with the operations of the Crystal Tree Commerce Center of $199,000, an increase in general and administrative expenses of $68,000 primarily due to an increase in legal and appraisal expenses, and an increase in property operating expenses of $105,000 due primarily to increases in landscaping maintenance expenses at the Sunol Center office buildings. In addition, interest expense increased by $92,000 as the interest on the Partnership's zero coupon loans continued to compound.
These increases in expenses were partially offset by an increase in rental income and expense reimbursements of $91,000 and a decrease in depreciation and amortization expense of $79,000. Rental income increased at the Crystal Tree operating property almost entirely as a result of an increase in the property's average occupancy levels, and tenant reimbursements increased at the Sunol Center operating property mainly as a result of the increase in certain reimbursable landscaping maintenance expenses referred to above. Depreciation and amortization expense decreased as a result of certain tenant improvements having become fully depreciated at Sunol Center.

   The Partnership's share of losses from its unconsolidated ventures decreased by $316,000. This decrease in the Partnership's share of losses was primarily due to improved operating results at the Warner Red/Hill and 625 North Michigan joint ventures. The increase in operating income at Warner Red/Hill was mainly due to the write-off in fiscal 1992 of certain receivables, in the amount of $215,000, which were the result of the straight-line recognition of rental revenues on the leases of certain former tenants of the property. Such write-off was required due to the early termination of the tenants' leases as a result of their bankruptcy or the suspension of their operations. The increase in operating income at 625 North Michigan was due to a slight increase in rental revenues and a decrease in repairs and maintenance expenses due to the completion of a general improvement program implemented during fiscal 1992 to enhance the building's appeal.

INFLATION

   The Partnership commenced operations in 1985 and completed its ninth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.
   Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping center and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted, to the extent market conditions allow, to keep pace with inflation as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None. PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

   The Managing General Partner of the Partnership is First Equity Partners, Inc., a Virginia corporation, which is a wholly-owned subsidiary of PaineWebber Group, Inc. The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

   (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                     Date
                                                                     elected
  Name                       Office                      Age         to Office

Lawrence A. Cohen      President and Chief
                        Executive Officer                41           5/1/91
Albert Pratt           Director                          84           4/17/85 *
J. Richard Sipes       Director
Walter V. Arnold       Senior Vice President and
                         Chief Financial Officer         47          10/29/85
James A. Snyder        Senior Vice President             49            7/6/92
John B. Watts III      Senior Vice President             42            6/6/88
David F. Brooks        First Vice President and
                         Assistant Treasurer             52           4/17/85 *
Timothy J. Medlock     Vice President and Treasurer      33            6/1/88
Thomas W. Boland       Vice President                    32           12/1/91 *

The date of incorporation of the Managing General Partner.

   (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated ("PWPI") serves as the investment adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

   Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

   Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional
Management Inc., a real estate development company.   John B. Watts III is a
Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

   David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and Assistant Treasurer of the Adviser which he joined in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

   Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

   Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

   (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

   (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

   The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

   The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 2% per annum on invested capital from the first quarter of fiscal 1991 through the second quarter of fiscal 1993. Effective for the quarter ended December 31, 1992, such distributions were suspended in order to accumulate cash required to repay and refinance the Partnership's zero coupon loans. The last of the refinancing transactions was completed during fiscal 1995. Subsequent to year-end, distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, First Equity Partners, Inc. is owned by PaineWebber. Properties Associates 1985, L.P., the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

   (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1995. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

      Selling commissions incurred by the Partnership and paid to an affiliate of the Managing General Partner for the sale of Limited Partnership interests aggregated $8,416,000 through the conclusion of the offering period.

      In connection with the acquisition of properties, PWPI was entitled to receive acquisition fees in an amount not greater than 3% of the gross proceeds from the sale of Partnership Units. Total acquisition fees of $2,830,000 were incurred and paid by the Partnership in connection with the acquisition of its operating property investments. In addition, PWPI received an acquisition fee of $170,000 from Sunol Center Associates in 1986.

      The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1995 is $210,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $19,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.
     At March 31, 1995, accounts receivable - affiliates includes $100,000 due from a certain unconsolidated joint venture for interest earned on a permanent loan and $100,000 of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1995 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

                                    PART IV




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

      (1) and (2)  Financial Statements and Schedules:

          The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

      (3) Exhibits:

          The exhibits on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

  (b) No reports on Form 8-K were filed during the last quarter of fiscal 1995.

  (c) Exhibits

          See (a)(3) above.

  (d) Financial Statement Schedules

      The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

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

                               PAINEWEBBER EQUITY PARTNERS
                               ONE LIMITED PARTNERSHIP


                              By:  First Equity Partners, Inc.
                                   Managing General Partner

                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President

Dated:  July 7, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt            Date: July 7, 1995
  Albert Pratt
  Director




By:  /s/ J. Richard Sipes      Date: July 7, 1995
  J. Richard Sipes
  Director




                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                               INDEX TO EXHIBITS
                                           Page Number in the Report
Exhibit No. Description of Document        Or Other Reference

(3) and (4)Prospectus of the Partnership   Filed with the Commission pursuant
           dated July 18, 1985, as         to Rule 424(c) and incorporated
           supplemented, with particular   herein by reference.
           reference to the Restated
           Certificate and Agreement of
           Limited Partnership


(10)       Material contracts previously   Filed with the Commission pursuant
           filed as exhibits to            to Section 13 or 15(d) of the
           registration statements and     Securities Act of 1934 and
           amendments thereto of the       incorporated herein by
           registrant together will all      reference.
           such contracts filed as exhibits
           of previously filed Forms 8-K and
           Forms 10-K are hereby incorporated
           herein by reference.


(13)       Annual Report to Limited        No Annual Report for the
           Partners                        fiscal year 1995 has been
                                           sent to the Limited
                                           Partners.  An Annual Report will be
                                           sent to the Limited Partners
                                           subsequent to this filing.


(22)       List of subsidiaries            Included in Item I of Part I of this
                                           Report Page I-1, to which reference
                                           is hereby made.

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

                        PAINEWEBBER EQUITY PARTNERS ONE
                              LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                 Reference

PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP:

  Reports of independent auditors                                    F-2

  Consolidated balance sheets as of March 31, 1995 and 1994          F-4

  Consolidated statements of operations for the years
   ended March 31, 1995, 1994 and 1993                               F-5

  Consolidated statements of changes in partners' capital
   (deficit) for the years ended March 31, 1995, 1994 and 1993       F-6

  Consolidated statements of cash flows for the years
   ended March 31, 1995, 1994 and 1993                               F-7

  Notes to consolidated financial statements                         F-8

  Schedule III - Real Estate and Accumulated Depreciation            F-27

COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP:

  Reports of independent auditors                                    F-28

  Combined balance sheets as of December 31, 1994 and 1993           F-30

  Combined statements of operations and changes in venturers'
   capital for the years ended December 31, 1994, 1993 and 1992      F-31

  Combined statements of cash flows for the years ended
   December 31, 1994, 1993 and 1992                                  F-32

  Notes to combined financial statements                             F-33

  Schedule III - Real Estate and Accumulated Depreciation            F-39



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




                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

   We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners One Limited Partnership as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Warner/Red Hill Associates, a joint venture investee of the Partnership. The Partnership's financial statements reflect the Partnership's equity investment in Warner/Red Hill Associates of $(1,325,000) and $4,264,000 at March 31, 1995 and 1994,
respectively, and the Partnership's equity in Warner/Red Hill Associates' net loss of $5,687,000, $491,000 and $799,000 for the years ended March 31, 1995,
1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Warner/Red Hill Associates, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners One Limited Partnership at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 5 to the consolidated financial statements, in fiscal 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, `Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.''





                                /s/ ERNST & YOUNG LLP
                                ERNST & YOUNG LLP

Boston, Massachusetts
June 28, 1995




                          INDEPENDENT AUDITORS' REPORT



The PartnersWarner/Redhill Associates:

    We have audited the accompanying balance sheets of Warner/Redhill
Associates (a California general partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of management of Warner/Redhill Associates. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warner/Redhill Associates as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, Warner/Redhill Associates changed its method of accounting for its operating investment property during the year ended December 31, 1994 to adopt the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, `Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.''


                              /S/ KPMG PEAT MARWICK LLP
                              KPMG PEAT MARWICK LLP




Los Angeles, California
February 1, 1995, except
for the paragraph entitled
Operating Investment Property in
Note 2 to the financial statements,
which is as of July 7, 1995



                        PAINEWEBBER EQUITY PARTNERS ONE
                              LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit data)

                                 ASSETS
                                                     1995              1994
Operating investment properties:
   Land                                            $   3,962        $  3,962
   Building and improvements                          25,769          25,674
                                                      29,731          29,636
   Less accumulated depreciation                      (8,222)         (7,229)
                                                      21,509          22,407

Investments in unconsolidated joint ventures          25,036          34,925
Cash and cash equivalents                              6,460           6,263
Escrowed cash                                              -             144
Prepaid expenses                                          12              11
Accounts receivable, less allowance for
    possible uncollectible
   amounts of $50 ($159 in 1994)                          77              55
Accounts receivable - affiliates                         215             369
Deferred rent receivable                                  29              46
Deferred expenses, net                                   234             150
                                                 $    53,572       $  64,370

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses            $       285       $     228
Bonds payable                                          1,648           1,884
Notes payable and deferred interest                    9,900          10,264
Minority interest in net assets of
  consolidated joint venture                             187             187
           Total liabilities                          12,020          12,563

Partners' capital:
   General Partners:    Capital contributions              1               1
    Cumulative net income (loss)                          65             173
    Cumulative cash distributions                       (978)           (978)

   Limited Partners ($50 per unit;
    2,000,000 Units outstanding):
    Capital contributions, net of
    offering costs                                    90,055          90,055
    Cumulative net income (loss)                     (11,809)         (1,662)
    Cumulative cash distributions                    (35,782)        (35,782)
         Total partners' capital                      41,552          51,807
                                                  $   53,572       $  64,370

                             See accompanying notes.


                        PAINEWEBBER EQUITY PARTNERS ONE
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1995, 1994 and 1993
                    (In Thousands, except for per Unit data)

                                              1995         1994        1993

REVENUES:
   Rental income and expense
    reimbursements                        $    1,836   $   1,776   $   1,845
   Interest and other income                     510         195         294
                                               2,346       1,971       2,139

EXPENSES:
   Interest expense                            1,022       1,063       1,000
   Depreciation and amortization               1,068       1,057       1,038
   Property operating expenses                   982         963         945
   Real estate taxes                             248         307         336
   General and administrative                    613         700         605
   Bad debt expense                               50          77         240
                                               3,983       4,167       4,164
Operating loss                                (1,637)     (2,196)     (2,025)

Investment income:
   Interest income on notes receivable
      from unconsolidated ventures               800         800         800
   Partnership's share of
       unconsolidated ventures' losses          (715)     (1,072)     (1,048)
   Partnership's share of
     losses due to permanent
     impairment of operating
     investment properties                    (8,703)          -           -

NET LOSS                                   $ (10,255)   $ (2,468)   $ (2,273)

Net loss per Limited Partnership Unit         $ (5.07)     $(1.22)     $(1.12)
Cash distributions per Limited
   Partnership Unit                          $     -      $    -       $ 0.75


The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding for each year.








                            See accompanying notes.


                        PAINEWEBBER EQUITY PARTNERS ONE
                              LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended March 31, 1995, 1994 and 1993
                                 (In Thousands)


                                       General       Limited
                                        Partners     Partners      Total

Balance at March 31, 1992            $   (739)     $  58,802      $58,063

Cash distributions                        (15)        (1,500)      (1,515)

Net loss                                  (24)        (2,249)      (2,273)

BALANCE AT MARCH 31, 1993                (778)        55,053       54,275

Net loss                                  (26)        (2,442)      (2,468)

BALANCE AT MARCH 31, 1994                (804)        52,611       51,807

Net loss                                 (108)       (10,147)     (10,255)

BALANCE AT MARCH 31, 1995           $    (912)     $  42,464     $ 41,552



                            See accompanying notes.


                        PAINEWEBBER EQUITY PARTNERS ONE
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                              1995         1994       1993
Cash flows from operating activities:
 Net loss                                $   (10,255) $  (2,468)  $  (2,273)
 Adjustments to reconcile net loss
 to net cash provided by operating activities:
  Partnership's share of losses
   due to permanent impairment of
   operating investment properties             8,703          -           -
  Partnership's share of
  unconsolidated ventures' losses                715      1,072       1,048
  Depreciation and amortization                1,068      1,057       1,038
  Amortization of deferred financing costs        10          -           -
  Bad debt expense                                50         77         240
  Interest expense                               229        936         877
  Changes in assets and liabilities:
   Escrowed cash                                 144       (144)          -
   Prepaid expenses                               (1)         -          (1)
   Accounts receivable                           (72)         6        (177)
   Accounts receivable - affiliates              154        (28)       (171)
   Deferred rent receivable                       17          3          (9)
   Deferred expenses                            (169)       (38)        (19)
   Accounts payable and accrued expenses          57       (103)        144
   Accounts payable - affiliates                   -       (102)         20
   Other liabilities                               -          -        (112)
      Total adjustments                       10,905      2,736       2,878
      Net cash provided by
       operating activities                      650        268         605

Cash flows from investing activities:
 Additions to operating investment properties    (95)      (150)       (138)
 Reductions to operating investment  properties
  resulting from mandatory payments                -          -          34
 Distributions from unconsolidated
  joint ventures                               5,654      1,988       1,575
 Additional investments in
   unconsolidated joint ventures              (5,183)      (252)       (206)
      Net cash provided by investing
       activities                                376      1,586       1,265

Cash flows from financing activities:
 Repayment of principal and
   deferred interest on long-term debt        (4,073)         -           -
 Payments on district bond assessments          (297)       (61)        (23)
 District bond assessments                        61          -          30
 Distributions to partners                        -           -      (1,515)
 Issuance of note payable                      3,480          -           -
      Net cash used for
  financing activities                          (829)       (61)     (1,508)

Net increase in cash and
  cash equivalents                               197      1,793         362

Cash and cash equivalents,
  beginning of year                            6,263      4,470       4,108

Cash and cash equivalents,
  end of year                              $   6,460   $  6,263     $ 4,470

Cash paid during the year
  for interest                             $   2,322   $    127     $   123

Write-off of fully depreciated
 tenant improvements                       $       -   $      -     $   448

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

2.  Summary of Significant Accounting Policies

      The accompanying financial statements include the Partnership's investment in six joint venture partnerships which own operating properties. In addition, the Partnership owns one property directly, as further described in Note 4. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. All of the unconsolidated joint ventures partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of joint ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

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

      Effective for fiscal 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), ``Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,'' to account for its operating investment properties. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, impairment losses on the operating investment properties owned by certain unconsolidated joint ventures were recognized in fiscal 1995. Such losses are described in more detail in Note 5.

      The Partnership's investments in Sunol Center and the Crystal Tree Commerce Center were considered to be held for long-term investment purposes as of March 31, 1995 and 1994. Depreciation expense is computed using the straight-line method over estimated useful lives of five-to-thirty years.

   Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

      Rental revenues for the operating investment properties are recognized on a straight-line basis over the life of the related lease agreements.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

      Deferred expenses generally consist of deferred leasing commissions and costs associated with the loans described in Note 6. The leasing commissions are being amortized using the straight-line method over the term of the related lease, and the loan costs are being amortized, on a straight-line basis, over the terms of the respective loans. The amortization of loan costs is included in interest expense on the accompanying statements of operations.

      Certain fiscal 1994 and 1993 amounts have been reclassified to conform to the fiscal 1995 presentation.

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. Due to the reduction in the Partnership's quarterly distribution rate from 6% to 2% during fiscal 1991, no management fees were earned for the fiscal years ending March 31, 1995, 1994 and 1993, in accordance with the terms of the advisory agreement. During fiscal 1993, the Partnership suspended all distributions to Limited Partners until further notice. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

      Selling commissions incurred by the Partnership and paid to an affiliate of the Managing General Partner for the sale of Limited Partnership interests aggregated $8,416,000 through the conclusion of the offering period.

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

      Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $210,000, $202,000 and $237,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $19,000, $7,000 and $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.

      At March 31, 1995 and 1994, accounts receivable - affiliates includes $100,000 due from a certain unconsolidated joint venture for interest earned on a permanent loan and $100,000 and $78,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1995 and 1994 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993. The balance of accounts receivable at March 31, 1994 represents cash transfers between the Partnership and the consolidated Sunol Center joint venture during the three-month lag period (see Note 2).

4. Operating Investment Properties

      At March 31, 1995 and 1994, the Partnership's balance sheet includes two operating investment properties: (1) the wholly-owned Crystal Tree Commerce Center; and (2) the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority owned and controlled joint venture. The Partnership acquired a controlling interest in Sunol Center Associates during fiscal 1992. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis. Descriptions of the operating investment properties and the agreements through which the Partnership acquired its interests in the properties are provided below.

   Crystal Tree Commerce Center

      The Partnership acquired an interest in North Palm Crystal Associates (the "joint venture"), a Florida general partnership organized on October 23, 1985 in accordance with a joint venture agreement between the Partnership and Caruscan of Palm Beach Inc., a Florida corporation (the "co-venturer") to own and operate the Crystal Tree Commerce Center (the "property"). The property consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing an aggregate of 40,115 square feet of leasable office space, each of which was completed in 1983. The property, which was 98% occupied as of March 31, 1995, is located in North Palm Beach, Florida.

      The aggregate cash investment made by the Partnership for its initial interest was $19,367,000 (including a $200,000 consulting fee and a $540,000 acquisition fee paid to PaineWebber Properties Inc.).

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

   The Sunol Center Office Buildings

      Sunol Center Associates, a California general partnership (the "joint venture"), was formed by the Partnership and Callahan Pentz Properties, Pleasanton-Site Thirty-four A, a California general partnership ("co-venturer") on August 15, 1986 to acquire and operate the Sunol Center (the "Property"), which originally consisted of three office buildings on an 11.6-acre site in the Hacienda Business Park located in Pleasanton, California. Prior to the formation of the Partnership, the Property was owned and operated by the co-venturer. The initial aggregate cash investment made by the Partnership for its interest was $15,610,000 (including a $445,000 acquisition fee paid to the Adviser). The joint venture assumed liability for public bonds of $2,141,000 upon acquisition of the property (see Note 7). The Partnership paid the co-venturer an additional $1,945,000 toward the purchase price of its interest upon the occurrence of certain events which were defined in the joint venture agreement, as amended.

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

      The joint venture agreement provided that for the period from August 15, 1986 to July 31, 1989 for two buildings (one of these two buildings was sold on February 28, 1990) and August 15, 1986 to July 31, 1990 for one building, to the extent that the Partnership required funds to cover operating deficits or to fund shortfalls in the Partnership's Preference Return, as defined, the co-venturer was required to contribute such amounts to the Partnership. For financial reporting purposes, certain of the contributions made by the co-venturer to cover such deficits and shortfalls were treated as a reduction of the purchase price of the Property. The co-venturer defaulted on the guaranty obligation in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992 when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a three-year non-interest bearing promissory note payable to the Partnership in the amount of $126,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. During calendar 1992, a payment of $33,452 was received on the note and recorded as a reduction to the carrying value of the operating investment properties. No payments were received during calendar 1994 and 1993. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated.

      The joint venture's remaining two buildings are comprised of 116,680 square feet, of which 32% is leased to three tenants. The results of the joint venture's operations have been substantially below the results anticipated in its original business plan primarily due to high vacancy levels in recent years. The joint venture incurred net losses and cash flow deficits in calendar 1994, and currently projects net losses and cash flows deficits for the next year. The ability of the joint venture to fund operations, service debt, and recover its investment in the property is dependent upon the success of future operations, including the leasing of vacant space, the Partnership's funding of near-term cash flow deficits and/or the sale of the property. Management's present intentions are to hold the property for long-term investment purposes, to fund cash flow requirements, and to lease the vacant space.

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

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and Sunol Center Office Building for the years ended March 31, 1995, 1994 and 1993 (in thousands):

                                        1995      1994      1993
     Property operating expenses:
       Repairs and maintenance      $   187    $  165    $  145
       Utilities                        132       130       132
       Insurance                         55        54        58
       Administrative and other         582       523       519
       Management fees                   26        91        91
                                    $   982    $  963    $  945

5.  Investments in Unconsolidated Joint Ventures

      As of March 31, 1995 and 1994, the Partnership had investments in five unconsolidated joint ventures which own operating investment properties.
   The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

CONDENSED COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (in thousands)
                                   Assets

                                                           1994        1993

    Current assets                                     $   1,471   $   3,103
    Operating investment properties, net                  59,942      71,188
    Other assets                                           4,223       3,382
                                                        $ 65,636    $ 77,673
                           Liabilities and Capital

    Current liabilities, including
      mortgage notes payable in default                $   5,169    $ 19,114
    Other liabilities                                        214         202
    Long-term debt and notes payable to venturers         21,877       8,000
    Partnership's share of combined capital               14,785      24,263
    Co-venturers' share of combined capital               23,591      26,094
                                                        $ 65,636    $ 77,673


                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                               1994         1993        1992

    Rental income and expense recoveries     $10,326     $10,654     $10,635
    Interest income                               23          32          47
    Other income                                 239         306         183
         Total revenues                       10,588      10,992      10,865

    Property operating expenses                4,107       4,103       3,708

    Real estate taxes                          2,263       2,581       2,637
    Mortgage interest expense                    945       1,371       1,289
    Interest expense payable to partner          800         800         800
    Depreciation and amortization              3,127       3,108       3,003
    Losses due to permanent impairment of
      operating investment properties          9,767           -           -
                                              21,009      11,963      11,437
    Net loss                                $(10,421)   $   (971)    $  (572)

    Net income (loss):
     Partnership's share of
      combined net loss                   $   (8,800)    $  (987)  $    (963)
     Co-venturers' share of
       combined net income (loss)             (1,621)         16         391
                                           $ (10,421)    $  (971)  $    (572)

Reconciliation of Partnership's Investment
                            March 31, 1995 and 1994
                                 (in thousands)

                                                           1995        1994
    Partnership's share of capital at December 31,
      as shown above                                    $ 14,785    $ 24,263
    Excess basis due to investment in
     joint ventures, net (1)                               1,011       1,629
    Partnership's share of ventures'
      current liabilities
      and long-term debt                                   9,536       9,324
    Timing differences due to distributions
      received from and contributions sent
      to joint ventures
      subsequent to December 31 (see Note 2)                (296)       (291)
       Investments in unconsolidated joint
        ventures, at equity at March 31                 $ 25,036    $ 34,925


(1)The Partnership's investments in joint ventures exceeds its share of the combined joint ventures' capital accounts by approximately $1,011,000 and $1,629,000 at March 31, 1995 and 1994, respectively. This amount, which represents acquisition fees and other expenses incurred by the Partnership in connection with the acquisition of its joint venture interests is being amortized over the estimated useful lives of the related operating properties (generally 30 years). Excess basis related to investments in joint ventures which have recognized impairment losses on their operating investment properties during calendar 1994 were fully written off in fiscal 1995. Such write-off is included in the Partnership's share of losses due to permanent impairment of operating investment properties on the accompanying statement of operations. See the further discussion below.

Reconciliation of Partnership's Share of Operations
                         March 31, 1995, 1994 and 1993
                                 (in thousands)

                                                 1995       1994        1993
    Partnership's share of combined net
      loss, as shown above                   $(8,800)   $   (987)    $  (963)
    Amortization of excess basis                (618)        (85)        (85)
    Partnership's share of unconsolidated
      ventures' net loss                     $(9,418)    $(1,072)    $(1,048)

      Partnership's share of unconsolidated ventures' net loss is presented as follows in the accompanying statements of operations (in thousands):

                                                1995      1994          1993


    Partnership's share of unconsolidated
       ventures' losses                     $   (715)    $(1,072)    $(1,048)
    Partnership's share of losses due to
       permanent impairment of
       operating investment properties        (8,703)          -           -
                                             $(9,418)    $(1,072)    $(1,048)

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

   Investments in unconsolidated joint ventures at equity on the balance sheet at March 31, 1995 and 1994 is comprised of the following investment carrying values (in thousands):

                                                1995       1994
    Investments in joint ventures, at equity:
      Warner/Red Hill Associates            $ (1,325)    $ 4,264
      Crow PaineWebber LaJolla, Ltd.           2,485        (814)
      Lake Sammamish Limited Partnership        (575)      3,083
      Framingham 1881 - Associates             2,243       5,495
      Chicago-625 Partnership                 14,208      14,897
                                              17,036      26,925
    Notes receivable:
      Crow PaineWebber LaJolla, Ltd.           4,000       4,000
      Lake Sammamish Limited Partnership       4,000       4,000
                                               8,000       8,000
                                             $25,036     $34,925



      Cash distributions received from the Partnership's unconsolidated joint ventures for the years ended March 31, 1995, 1994 and 1993 are as follows (in thousands):

                                               1995       1994         1993

    Warner/Red Hill Associates                $  713     $    60     $    58
    Crow PaineWebber LaJolla, Ltd.               414         800         550
    Lake Sammamish Limited Partnership         3,759         264         334
    Framingham 1881 - Associates                   -           -           -
    Chicago - 625 Partnership                    768         864         633
                                             $ 5,654     $ 1,988     $ 1,575


      For each of the years ended March 31, 1995, 1994 and 1993, the Partnership earned interest income of $800,000 from the notes receivable described below in the discussions of the Crow PaineWebber LaJolla, Ltd. and Lake Sammamish Limited Partnership joint ventures.

      Descriptions of the properties owned by the unconsolidated joint ventures and the terms of the joint venture agreements are summarized as follows:

a.  Warner/Red Hill Associates

      The Partnership acquired an interest in Warner/Red Hill Associates (the "joint venture"), a California general partnership organized on December 18, 1985 in accordance with a joint venture agreement between the Partnership and Los Angeles Warner Red Hill Company Ltd., (the co-venturer), to own and operate the Warner/Red Hill Business Center (the "Property"). The co-venturer is an affiliate of The Paragon Group. The Property consists of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The Property, which was 83% leased as of March 31, 1995, is part of a 4,200 acre business complex in Tustin, California.

      As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Warner/Red Hill Associates. The impairment loss resulted because, in management's judgment, the physical attributes of this property and its location relative to its competition, combined with the lack of near-term prospects for future improvement in market conditions in the Orange County market in which the property is located, are not expected to enable the venture to recover the carrying value of the asset within the practicable remaining holding period given the improving market conditions of the Partnership's other investment properties and the possible opportunities to sell these other properties over the next 5 to 7 years. Warner/Red Hill Associates recognized an impairment loss of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000 as of December 31, 1994. The Partnership's share of the impairment loss was $5,251,000. Fair value was estimated using an independent appraisal of the operating property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

      The aggregate cash investment in the joint venture by the Partnership was $12,658,000 (including acquisition fees of $367,000 paid to the Adviser and closing costs of $6,000). The property was encumbered by a construction loan payable to a bank and a note payable to the co-venturer totalling $11,200,000 at the time of purchase. The construction loan was repaid during 1986 from the proceeds of the Partnership's capital contribution. At March 31, 1995 the property is encumbered by a $5,608,000 loan (see Note 6).

      The co-venturer agreed to contribute, in the form of loans to the joint venture, all funds that were necessary so the joint venture could distribute the Partnership's full minimum preference return (described below) through December 31, 1989. Such contributions (the "Mandatory Capital") will accrue a return to the co-venturer at prime plus 1%, compounded annually. Through December 31, 1989 the co-venturer had contributed $524,000 pursuant to such requirements. The unpaid accrued preference return on Mandatory Capital was $320,000 and $257,000 at December 31, 1994 and 1993, respectively. If the joint venture requires additional funds subsequent to December 31, 1989, such funds are to be provided in the form of loans, 85% by the Partnership
   and 15% by the co-venturer.   In the event that a partner does not
   contribute its share of additional funds (Defaulting Partner), the other partner may contribute such funds to the joint venture in the form of loans (Default Loans). Such Default Loans bear interest at twice the rate of regular notes to partners up to the maximum rate legally allowed. In addition, the Defaulting Partner's share of net cash flow and cash flow from the sale or refinancing proceeds are to be reduced, with a corresponding increase in the other partner's share, in accordance with a formula defined in the partnership agreement. The Partnership advanced 100% of the funds required by the joint venture during calendar 1994. Such advances totalled $213,000, of which $32,000 was classified as Default Loans. Unpaid accrued interest on Notes to Partners totals $483,000 and $342,000 at December 31, 1994 and 1993, respectively.

      The joint venture agreement provides that net cash flow (as defined), to the extent available, will be distributed as follows: First, the Partnership will receive a cumulative preference return, payable quarterly until paid in full, of $1,225,000 per year (or, if less, 10% per annum of the Partnership's investment). Second, remaining available net cash flow shall be used to make payments to the partners at a percentage equal to the prime rate of interest plus 1% on additional loans, (as described above) made by the partners to the Partnership. Third, remaining available net cash flow shall be used to make a payment to the co-venturer at a percentage equal to the prime rate of interest plus 1%, compounded annually, of capital contributions which, in accordance with the joint venture agreement, were required to be made by the co-venturer during 1988 and 1989 if net cash flow was insufficient to fund the Partnership's preference return. Fourth, any remaining net cash flow shall be used to make a payment to the Partnership at a percentage equal to the prime rate of interest plus 1% of any accumulated but unpaid Partnership preference return. Fifth, any remaining net cash flow shall be distributed on an annual basis in the ratio of 89.5% to the Partnership and 10.5% to the co-venturer (including adjustments for Default Loans). The cumulative unpaid preference return due the Partnership at December 31, 1994 is $4,803,000, including accrued interest of $851,000.

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

      Proceeds from sale or refinancing shall be distributed as follows: 1) to the Partnership in an amount equal to the Partnership's original investment (including the additional contributions discussed above; 2) to the co-venturer in an amount equal to any required additional capital contributions made by it as discussed above; 3) to the Partnership in an amount equal to the cumulative Partnership preference return not yet paid; 4) to each partner pro rata to the extent of any other additional contributions of capital made by that partner and 5) the remaining balance 86% to the Partnership and 14% to the co-venturer (including adjustments for Default Loans).

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

b. Crow PaineWebber LaJolla, Ltd.

      On July 1, 1986 the Partnership acquired an interest in Crow PaineWebber LaJolla, Ltd. (the "joint venture"), a Texas limited partnership organized in accordance with a joint venture agreement between the Partnership and Crow-Western #302 - San Diego Limited Partnership, a Texas limited partnership (the "co-venturer"), to construct and operate the Monterra Apartments (the "Property"). The co-venturer is an affiliate of the Trammell Crow organization. The Property, which was 99% occupied as of March 31, 1995, consists of garden-style apartments and includes 180 one-and two-bedroom units, comprising approximately 136,000 square feet in LaJolla, California.

      The aggregate cash investment (including a Permanent Loan of $4,000,000) in the joint venture by the Partnership was $15,363,000 (including acquisition fees of $490,000 paid to the Adviser). The Property was encumbered by a construction loan payable to a bank of $11,491,000 at the time of purchase. The construction loan was repaid upon completion of construction during fiscal 1988 from the proceeds of the Partnership's capital contribution. At March 31, 1994, the property was encumbered by a $4,500,000 nonrecourse zero coupon loan, and the related accrued interest of $3,805,000, which was scheduled to mature in June of 1994, at which time a total payment of approximately $8,645,000 was due. During fiscal 1995, this loan was repaid with the proceeds of a new $4,920,000 loan and a capital contribution from the Partnership of $3,869,000 (see Note 6).

      In accordance with the joint venture agreement, upon the completion of construction of the operating property the co-venturer received, as a capital withdrawal, 10% of certain development costs incurred, as defined in the joint venture agreement.

      Net cash flow from operations of the joint venture is to be distributed quarterly in the following order of priority: 1) the Partnership and the co-venturer will each be repaid accrued interest and principal, in that order, on any optional loans (as described below) they made to the joint venture; 2) the Partnership will receive a cumulative annual preferred return of 10% per annum on the Partnership's Investment; and 3) any remaining net cash flow will be distributed 85% to the Partnership and 15% to the co-venturer. The cumulative unfunded amount relating to the Partnership's preferential return is $3,047,000 at December 31, 1994.

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

      The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on July 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1995, 1994 and 1993.

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


c. Lake Sammamish Limited Partnership

      The Partnership acquired an interest in Lake Sammamish Limited Partnership (the "Joint Venture"), a Texas limited partnership organized on October 1, 1986 in accordance with a joint venture agreement between the Partnership, Crow-Western #504-Lake Sammamish Limited Partnership ("Crow") and Trammell S. Crow (the "Limited Partner") to own and operate Chandler's Reach Apartments (the "Property"). The Property consists of 166 units with approximately 135,110 net rentable square feet in eleven two-and three-story buildings. The property, which was 97% occupied as of March 31, 1995, is located in Redmond, Washington.

      The aggregate cash investment (including a Permanent Loan of $4,000,000) in the joint venture by the Partnership was $10,541,000 (including an acquisition fee of $340,000 paid to the Adviser). At March 31, 1994, the property was encumbered by a nonrecourse zero coupon loan in the initial principal amount of $1,887,000, plus related accrued interest of $1,414,000. During fiscal 1995, this loan was repaid with proceeds of a new loan recorded directly on the venture's books (see Note 6).

      Net cash flow (as defined) is to be distributed quarterly in the following order of priority: First, the Partnership and Crow will each be repaid accrued interest and principal, in that order, on any optional loans. Second, the Partnership will receive a cumulative annual preferred return of 10% per annum of its Investment. Third, to the extent of available net cash flow prior to the end of the Guaranty Period, the Partnership will receive a distribution equal to $350,000. Fourth, any remaining net cash flow will be distributed 75% to the Partnership and 25% to Crow and the Limited

   Partnership (subject to "Adjustment" as defined below). The preference payable to the Partnership pursuant to the second clause above will be reduced by any amounts distributed as a return on capital and in proportion to the amount distributed as a return of capital through sale or refinancing. The cumulative amount of the preference return due to the Partnership at December 31, 1994 is approximately $1,540,000.

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

      The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on October 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1995, 1994 and 1993.

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

      As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Framingham 1881 - Associates. The impairment loss resulted because, in management's judgment, the physical attributes of this property and its location relative to its competition, combined with the lack of near-term prospects for future improvement in market conditions in the local Boston area market in which the property is located, are not expected to enable the venture to recover the carrying value of the asset within the practicable remaining holding period given the improving market conditions of the Partnership's other investment properties and the possible opportunities to sell these other properties over the next 5 to 7 years. Framingham 1881 - Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000.

   The Partnership's share of the impairment loss was $2,919,000. Fair value was estimated using an independent appraisal of the operating property.
   Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

      The aggregate cash investment in the joint venture by the Partnership was $7,377,000 (including an acquisition fee of $265,000 paid to the Adviser and legal and audit fees of $7,000). The Property was originally encumbered by a construction note payable totalling $4,029,000. This note was repaid from the proceeds of the contribution from the Partnership.

      The Selling Partners agreed to contribute to the joint venture through November 30, 1987 the amount by which the Partnership's minimum preference return (described below) for each month exceeds the greater of (i) the amount of Net Cash Flow (if Net Cash Flow was a positive amount) or (ii) zero (if Net Cash Flow was a negative amount). Such contributions (the "Mandatory Contributions") will be deemed as capital contributions by the Selling Partners. Thereafter, and until November 30, 1989, the Selling Partners agreed to contribute, as capital contributions, to the joint venture all funds that were required to eliminate the Net Cash Flow Shortfall and enable the Partnership to receive its monthly Preference Return. Any contributions made in the period commencing December 1, 1987 and ending November 30, 1989 were subject to a cumulative rate of return payable out of available Net Cash Flow of 9.5% per annum from the date the Mandatory Contribution was made until returned (or until November 30, 1991) and if still outstanding as of November 30, 1991 at the rate of 9.75% per annum thereafter. Amounts contributed by the Selling Partners and not yet returned aggregate $288,000 at December 31, 1994. These contributions commencing December 1, 1987 are also subject to a priority return from Capital Proceeds as outlined in the joint venture agreement.

      The joint venture agreement provides that net cash flow (as defined), to the extent available, will generally be distributed monthly in the following order of priority: First, beginning December 31, 1989 the Partnership and the Selling Partners will each be paid accrued interest on any advances they made to the Partnership. Second, the Partnership will receive a cumulative annual preferred return of 9.5% per annum on its Net Investment for the first five years after the Closing Date and 9.75% per annum on its Net Investment thereafter. Third, the Partnership and the Selling Partners will be paid accrued interest on advances from net cash flow generated through November 30, 1989. Fourth, the Selling Partners will receive an amount equal to Mandatory Contributions. Fifth, the Selling Partners will receive a preferred return on Mandatory Contributions made in year 2 and year 3, if any, of 9.5% per annum through November 30, 1991 and 9.75% per annum thereafter. Sixth, payment will be made to the Capital Reserve, as defined in the joint venture agreement. Seventh, remaining net cash flow will be distributed 70% to the Partnership and 30% to the Selling Partners. The amount of the preference payable to the Partnership pursuant to the second clause above is calculated as a percentage of capital remaining after any amounts are distributed as a return on capital and by any amounts distributed as a return of capital through sale or refinancing. The cumulative unpaid preference return payable to the Partnership at December 31, 1994 was $3,187,000.

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

      Net income and losses will generally be allocated to the Partnership and the Selling Partners in any year in the same proportions as actual cash distributions. Gains resulting from the sale or refinancing of the Property shall be allocated as follows: First, capital gains shall be used to bring any negative balances of the capital accounts to zero. Second, the Selling Partners and then the Partnership in an amount to each equal to the excess of the distributions to the received over the positive capital account of each immediately prior to the sale or refinancing. Third, remaining capital gains distributed 70% to the Partnership and 30% to the Selling Partners. Capital losses shall be allocated to the Partners in an amount up to and in proportion to their positive capital balances. Additional losses shall be allocated 70% to the Partnership and 30% to the Selling Partners.

      The joint venture entered into a management contract with Spaulding and Slye Company (the "Manager"), an affiliate of the Selling Partners, which is cancelable at the option of the Partnership upon the occurrence of certain events. The Manager will receive an annual management fee at prevailing market rates.

e. Chicago - 625 Partnership


     The Partnership acquired an interest in Chicago - 625 Partnership (the "joint venture"), an Illinois general partnership organized on December 16, 1986 in accordance with a joint venture agreement between the Partnership, an affiliate of the Partnership and Michigan-Ontario Limited, an Illinois limited partnership and affiliate of Golub & Company (the "co-venturer"), to own and operate 625 North Michigan Avenue Office Tower (the "property").
   The property is a 27-story commercial office tower containing an aggregate of 324,829 square feet of leasable space on approximately .38 acres of land. The property, which was 87% leased as of March 31, 1995, is located in Chicago, Illinois.

      The aggregate cash investment made by the Partnership for its current interest was $17,278,000 (including an acquisition fee of $383,000 paid to the Adviser). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners Two Limited Partnership (PWEP2), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP2's aggregate cash investment for its current interest was $26,010,000 (including an acquisition fee of $1,316,000 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP2 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP2. The Partnership made Leasing Expense Contributions totalling approximately $2,244,000 through March 31, 1993. No Leasing Expense Contributions were made during fiscal 1995 and 1994.

      The joint venture agreement provides for aggregate distributions of cash flow and sale or refinancing proceeds to the Partnership and PWEP2 (collectively, the "PWEP Partners"). These amounts are then distributed to the Partnership and PWEP2 based on their respective cash investments in the joint venture exclusive of acquisition fees (approximately 41% to the Partnership and 59% to PWEP2).

      Net cash flow, as defined, is to be distributed, within 15 days after the end of each calendar month, in the following order of priority: First, to the PWEP Partners until the PWEP Partners have received an amount equal to one-twelfth of the lesser of $3,722,000 or 9% of the PWEP net investment, as defined, for the month ("PWEP Preference Return") plus any amount of PWEP Preference Return not theretofore paid in respect to that fiscal year for which such distribution is made. Second, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Third, to the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Fourth, 70% to the PWEP Partners and 30% to Michigan-Ontario. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $4,362,000 at December 31, 1994.

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


      Proceeds from sale or refinancing shall be distributed in the following order of priority:

      First, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Second, to the PWEP Partners and Michigan-Ontario for the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Third, 100% to the PWEP Partners until they have received the aggregate amount of the PWEP Preference Return not theretofore paid. Fourth, 100% to the PWEP Partners until they have received an amount equal to its net investment. Fifth, 100% to the PWEP Partners until they have received an amount equal to the PWEP leasing expense contributions less any amount previously distributed, pursuant to this provision. Sixth, 100% to Michigan-Ontario until it has received an amount equal to $6,000,000, less any amount of proceeds previously distributed to Michigan-Ontario, pursuant to this provision. Seventh, 100% to Michigan-Ontario until it has received an amount equal to any reduction in the amount of Net Cash Flow that it would have received had the Partnership not incurred indebtedness in the form of operating notes. Eighth, 100% to the PWEP Partners until they have received $2,068,000, less any amount of proceeds previously distributed to the PWEP Partners, pursuant to this provision. Ninth, 75% to the PWEP Partners and 25% to Michigan-Ontario until the PWEP Partners have received $20,675,000, less any amount previously distributed to the PWEP Partners, pursuant to this provision. Tenth, 100% to the PWEP partners until the PWEP partners have received an amount equal to a cumulative return of 9% on the

   PWEP leasing expense contributions. Eleventh, any remaining balance thereof 55% to the PWEP Partners and 45% to Michigan-Ontario.

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

6. Notes Payable and Other Encumbrances

      Notes payable and deferred interest on the books of the Partnership at March 31, 1995 and 1994 consist of the following (in thousands):

                                               1995          1994


  9.125% nonrecourse loan payable to an
  insurance company, which is secured by the
  625 North Michigan Avenue operating
  investment property.  Monthly payments
  including interest of $55,000 are due
  beginning July 1, 1994 through maturity on
  May 31, 1999.  The terms of the note were
  modified effective May 31, 1994 (see
  discussion below).                           $6,437       $6,963


  8.39% nonrecourse note payable to an
  insurance company, which is secured by the Crystal Tree Commerce Center operating investment property. Monthly payments including interest of $28,000 are due beginning November 15, 1994 through maturity on September 19, 2001 (see
  discussion below).                            3,463            -


  $1,887,000 nonrecourse note payable to a
  financial institution which was secured by
  the Lake Sammamish Limited Partnership
  operating investment property.  The note
  had a term of seven years and bore
  interest at 10.5% per annum compounded
  annually.  Interest and principal
  totalling $3,797,000 was to be due and
  payable by the Partnership at maturity, on
  August 1, 1995 (see discussion below).            -        3,301
                                              $ 9,900      $10,264

      The scheduled annual principal payments to retire notes payable are as follows (in thousands):

               1996         $    120
               1997              131
               1998              143
               1999              157
`              2000            6,150
               Thereafter      3,199
                             $ 9,900

      On April 29, 1988, the Partnership borrowed $4,000,000 in the form of a zero coupon loan secured by the 625 North Michigan operating property which had a scheduled maturity date in May of 1995. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $144,000 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral (included in escrowed cash on the accompanying balance sheet at March 31, 1994) but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement required the Partnership to make a principal pay down of $541,000, including the application of the additional collateral referred to above. The maturity date of the loan which requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $700,000 through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

      In addition, during 1986 and 1987 the Partnership received the proceeds from three additional nonrecourse zero coupon loans in the initial amounts of

   $3 million, $4.5 million and approximately $1.9 million, which were secured by the Warner/Red Hill office building, the Monterra Apartments and the Chandler's Reach Apartments, respectively. Legal liability for the repayment of the loans secured by the Warner/Red Hill and Monterra properties rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. The Partnership indemnified Warner/Red Hill Associates and Crow/PaineWebber - LaJolla, Ltd., along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. Interest expense on the Warner/Red Hill and Monterra loans accrued at 9.36%, compounded annually, and was due at maturity in August of 1993 and September of 1994, respectively, at which time total principal and interest payments aggregating $5,763,000 and $8,645,000, respectively, became due and payable. The nonrecourse zero coupon loan secured by the Chandler's Reach Apartments, which bore interest at 10.5%, compounded annually, matured on August 1, 1994 with an outstanding balance of $3,462,000. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent to modify and extend the maturity of the Warner/Red Hill zero coupon loan with the existing lender. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the terms of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. The Partnership made principal and interest payments on behalf of the venture totalling approximately $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

      During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra and Chandler's Reach apartment properties. These three new loans are in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. The legal liability for the loan secured by the Crystal Tree Commerce Center rests with the Partnership and, accordingly, this loan is recorded on the books of the Partnership. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The three new nonrecourse loans all have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. This loan will have an outstanding balance of $3,199,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. This loan will have an outstanding balance of approximately $4,380,000 at maturity. The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of $28,000. This loan will have an outstanding balance of $3,095,000 at maturity. In order to close the above refinancings, the Partnership was required to contribute net capital of $583,000. This amount consisted of $350,000 for transaction fees and closing costs, $128,000 for interest payments due for August and September on the matured Monterra note balance and a partial paydown of outstanding principal of $105,000.

7. Bonds Payable

      Bonds payable consist of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit the Sunol Center operating investment property. Bond assessments are levied on a semi-annual basis as interest and principal become due on the bonds. The bonds for which the property is subject to assessment bear interest at rates ranging from 5% to 7.875%, with an average rate of 7.2%. Principal and interest are payable in semi-annual installments and mature in years 2004 through 2017. In the event that the operating investment property is sold, the Sunol Center joint venture will no longer be liable for the bond assessments.

   Future scheduled principal payments on bond assessments are as follows (in thousands):

          Year ending December 31,


               1995        $      55
               1996               60
               1997               66
               1998               73
`              1999               79
               Thereafter      1,315
                             $ 1,648

8. Rental Revenues

      The Crystal Tree and Sunol Center operating investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Approximate minimum future rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

        Year ending December 31,     Amount

               1995               $   1,714
               1996                   1,463
               1997                   1,279
               1998                   1,070
               1999                     826
               Thereafter             1,326
                                  $   7,678

9. Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material effect on the Partnership's financial statements, taken as a whole.

10.Subsequent Events

      On May 15, 1995, the Partnership paid distributions to the Limited and General Partners in the amounts of $250,000 and $2,500, respectively, for the quarter ended March 31, 1995.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                          PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                          SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      MARCH 31, 1995
                                      (IN THOUSANDS)

                                                Cost
                                               Capitalized                                                            Life on Which
                               Initial Cost   (Removed)                                                               Depreciation
                            to Partnership   Subsequent to    Gross Amount at Which Carried at                        in Latest
                            Venture         Acquisition        End of Year                                            Income
                               Buildings &  Buildings &        Buildings &        Accumulated  Date of      Date      Statement
Description Encumbrances Land Improvements Improvements Land Improvements Total   Depreciation Construction Acquired  is Computed
Shopping Center
North Palm
 Beach, FL    $ 3,475    $3,217   $15,598    $(2,102)   $2,444  $14,269  $16,713     $4,752    1983        10/23/8     5 5-30 yrs.

Office
 Building
Pleasanton,
 CA             1,898     2,318    15,429     (4,729)    1,518   11,500   13,018      3,470    1985        8/15/86     30 years
               $5,373    $5,535   $31,027    $(6,831)   $3,962  $25,769  $29,731     $8,222
Notes

(A)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $30,816,000.
(B)  For financial reporting purposes, the initial cost of the operating investment properties have been reduced by payments from former joint venture partners related to a guaranty to pay the Partnership a certain Preference Return.

(C)  See Note 7 to the financial statements for a description of the terms of the debt encumbering the property.
(D)  Reconciliation of real estate owned:

                                                 1995         1994       1993

      Balance at beginning of period           $29,636     $29,486     $29,830
      Increase due to additions                     95         150         138
      Write-off of fully depreciated
       tenant improvements                           -           -        (448)
      Reduction of costs basis -
       see (B) above                                 -           -         (34)
      Balance at end of period                 $29,731     $29,636     $29,486

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period          $  7,229     $ 6,248     $ 5,740
      Depreciation expense                         993         981         956
      Write-off of fully depreciated
       tenant improvements                           -           -        (448)
      Balance at end of period                $  8,222     $ 7,229     $ 6,248

(F)  On February 28, 1990 one of the three office buildings owned by Sunol Center
     Associates was sold for $8,150,000 to an independent third party.  See Note 4 to the financial statements
     for a further discussion.

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

    We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1994 and 1993 and the related combined statements of operations, changes in venturers' capital and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Warner/Red Hill Associates, which statements reflect 7% and 15%, respectively, of the combined assets of the Combined Joint Ventures of Equity Partners One Limited Partnership at December 31, 1994 and 1993, and 9%, 10% and 7%, respectively, of the combined revenues of the Combined Joint Ventures of Equity Partners One Limited Partnership for each of the three years in the period ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Warner/Red Hill Associates, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the combined financial statements, in 1994 certain of the Combined Joint Ventures adopted Statement of Financial Accounting Standards No. 121, `Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.''




                            /S/ ERNST & YOUNG LLP
                             ERNST & YOUNG LLP





Boston, Massachusetts
June 28, 1995


                          INDEPENDENT AUDITORS' REPORT



The Partners
Warner/Redhill Associates:

    We have audited the accompanying balance sheets of Warner/Redhill
Associates (a California general partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of management of Warner/Redhill Associates. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warner/Redhill Associates as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, Warner/Redhill Associates changed its method of accounting for its operating investment property during the year ended December 31, 1994 to adopt the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, `Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.''





                                /S/KPMG PEAT MARWICK LLP
                                KPMG PEAT MARWICK LLP


Los Angeles, California
February 1, 1995, except
for the paragraph entitled
Operating Investment Property in
Note 2 to the financial statements,

which is as of July 7, 1995





                           COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                            COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (In Thousands)

                                     ASSETS

                                                        1994            1993
Current assets:
   Cash and cash equivalents                      $       438      $     928
   Investments                                              -            730
   Accounts receivable, less allowance for
    doubtful accounts of $320 ($2 in 1993)              1,030          1,441
    Other current assets                                    3              4
             Total current assets                       1,471          3,103

Operating investment properties:
   Land                                                17,189         19,541
   Building, improvements and equipment                63,016         70,296
                                                       80,205         89,837
   Less accumulated depreciation                      (20,263)       (18,649)
                                                                      59,942
   71,188

Long-term rents receivable                              1,462          1,797
Due from partners                                         269            269
Deferred expenses, net of accumulated
   amortization of $919 ($1,204 in 1993)                1,327          1,240
Other assets                                               98             76
Escrowed cash                                           1,067              -
                                                     $ 65,636       $ 77,673

LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                 $    234       $  8,305

   Mortgage note payable in default                         -          5,975
   Accounts payable and accrued liabilities               699            687
   Accounts payable - affiliates                          237            239
   Real estate taxes payable                            2,106          2,286
   Distributions payable to venturers                   1,741          1,528
   Other current liabilities                              152             94
             Total current liabilities                  5,169         19,114

Tenant security deposits                                  214            202
Notes payable to venturers                              8,000          8,000
Long-term debt                                         13,877              -
Venturers' capital                                     38,376         50,357
                                                     $ 65,636       $ 77,673


                            See accompanying notes.


           COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS ONE
                              LIMITED PARTNERSHIP

      COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
              For the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                1994         1993       1992

REVENUES:
   Rental income and expense recoveries     $ 10,326     $10,654     $10,635
   Interest income                                23          32          47
   Other income                                  239         306         183
                                              10,588      10,992      10,865
EXPENSES:
   Losses due to permanent impairment
     of operating investment properties        9,767           -           -
   Depreciation and amortization               3,127       3,108       3,003
   Real estate taxes                           2,263       2,581       2,637
   Interest expense                              945       1,371       1,289
   Interest expense payable to partner           800         800         800
   Property operating expenses                 1,114       1,280       1,210
   Repairs and maintenance                     1,160       1,075         824
   Utilities                                     713         778         782
   Management fees                               433         423         421
   Salaries and related expenses                 300         300         308
   Insurance                                      69          80          85
   Bad debt expense                              318         167          78
       Total expenses                         21,009      11,963      11,437

NET LOSS                                     (10,421)       (971)       (572)

Accounts payable - affiliate converted
  to venturers' capital                            -           -         434

Contributions from venturers                   5,254           -         311


Distributions to venturers                    (6,814)     (3,151)     (2,511)

Venturers' capital, beginning of year         50,357      54,479      56,817

Venturers' capital, end of year            $  38,376     $50,357    $ 54,479












                            See accompanying notes.


                           COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                 1994       1993        1992

Cash flows from operating activities:
 Net loss                                 $  (10,421)   $   (971)   $   (572)
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Increase in deferred interest on
    long-term debt                               468       1,273       1,157
   Losses due to permanent impairment
     of operating investment properties        9,767           -           -
   Depreciation and amortization               3,127       3,108       3,003
   Bad debts                                     318           -           -
   Amortization of deferred financing costs       16           -           -
   Changes in assets and liabilities:
    Accounts receivable                           93        (189)         (1)
    Other current assets                           1           8           8
    Long-term rents receivable                   335          83        (143)
    Deferred expenses                           (226)       (344)       (287)
    Other assets                                 (22)         11           8
    Accounts payable and accrued liabilities      12         257         108
    Accounts payable - affiliates                 (2)        (99)        (45)
    Real estate taxes payable                   (180)         17         (31)
    Other current liabilities                     58         (21)         32
    Tenant security deposits                      12          (3)         (3)
    Escrowed cash                             (1,067)          -           -
       Total adjustments                      12,710       4,101       3,806
       Net cash provided by operating
       activities                              2,289       3,130       3,234

Cash flows from investing activities:
 Additions to operating investment
   roperties                                  (1,256)       (828)       (429)
 Purchase/sale of investment securities          730        (730)          -
       Net cash used for investing activities   (526)     (1,558)       (429)

Cash flows from financing activities:
 Repayment of long-term debt and
   eferred interest                           (9,157)          -           -
 Deferred financing costs                       (269)          -           -
 Proceeds of new loans                         8,520           -           -
 Contributions from venturers                  5,254           -         311
 Distributions to venturers                   (6,601)     (2,735)     (2,399)
 Principal payments under capital
 lease obligation                                  -           -        (112)
       Net cash used for financing
 activities                                   (2,253)     (2,735)     (2,200)

Net increase (decrease) in cash
 and cash equivalents                           (490)     (1,163)        605
Cash and cash equivalents,
 beginning of year                               928       2,091       1,486
Cash and cash equivalents, end of year        $  438     $   928    $  2,091

Cash paid during the year for interest        $5,562     $   800    $    808

Write-off of fully depreciated
 building improvements                       $ 1,121     $   270     $    43

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

2. Summary of significant accounting policies


   Operating investment properties

      Effective for 1994, Warner/Red Hill Associates and Framingham 1881 - Associates elected early application of Statement of Financial Accounting Standards No. 121, ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'' (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale (see Note 4). All of the other joint ventures record their investments in operating investment properties at the lower of cost, reduced by accumulated depreciation, or net realizable value. These joint ventures have reviewed SFAS 121, which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on their financial statements.

      All of the operating investment properties owned by the Combined Joint Venturers were considered to be held for long-term investment purposes as of December 31, 1994 and 1993. One of the Joint Ventures was acquired prior to the completion of construction. Interest costs and property taxes incurred during the construction period were capitalized. Depreciation expense is computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally five to forty years.

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

   Investments

      Investments consisted of United States Treasury Bills with maturities greater than three months from the date of purchase. The fair value approximated cost at December 31, 1993.

   Rental revenues

      Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the term of the related lease agreements. Rental revenues for the residential properties are recognized when earned.

      Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                         1995       $ 6,360
                         1996         5,778
                         1997         4,642
                         1998         4,189
                         1999         3,413
                         Thereafter   7,153
                                    $31,535

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

3. Joint Ventures

      See Note 5 to the financial statements of PWEP1 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

   a. Warner/Red Hill Associates

      The joint venture owns and operates the Warner/Red Hill Business Center consisting of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The business center is part of a 4,200 acre business complex in Tustin, California (see Note 4).

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

   d. Framingham - 1881 Associates

      The joint venture owns and operates the 1881 Worcester Road office building consisting of 64,189 net rentable square feet in one two-story building located in Framingham, Massachusetts (see Note 4).

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

4. Losses Due to Permanent Impairment

      As discussed in Note 2, Warner/Red Hill Associates and Framingham 1881 - Associates elected early application of SFAS 121 in 1994. The effect of such application was the recognition of impairment losses on the operating investment properties owned by both joint ventures. The impairment losses resulted because, in management's judgment, the physical attributes of these properties and their locations relative to their competition, combined with the lack of near-term prospects for future improvement in market conditions in the local markets in which the properties are located, are not expected to enable the ventures to recover the carrying values of the assets within the practicable remaining holding period given the improving market conditions of PWEP1's other operating investment properties and the possible opportunities for PWEP1 to sell these other properties over the next 5 to 7 years.

      Warner/Red Hill Associates recognized an impairment loss of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000. Framingham 1881 - Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000. In both cases, fair value was estimated using an independent appraisal of the operating property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

5. Related Party Transactions

      The joint ventures entered into management contracts with affiliates of the co-venturers which are cancelable at the option of PWEP1 upon the occurrence of certain events. The management fees generally range from 3% to 5% of gross rents collected.

      Accounts payable - affiliates at December 31, 1994 and 1993 principally consist of accrued interest on notes payable to venturers, advances from venturers, and management fees and reimbursements payable to the property managers.

      Certain of the Combined Joint Ventures are also required to pay an investor servicing fee to PWEP1 ranging from $2,500 to $10,000 per year.

6. Notes Payable to Venturers

      Notes payable to venturers at December 31, 1994 and 1993 include a permanent loan provided by PWEP1 to the Lake Sammamish joint venture in the amount of $4,000,000. Interest-only payments on the permanent loan are at 10% per annum, payable quarterly. Principal is due in October 2011. Notes payable to venturers at December 31, 1994 and 1993 also include a note payable to PWEP1 from the Crow PaineWebber joint venture of $4,000,000.
   This note bears interest at 10% per annum. Accrued interest is payable quarterly. Principal is due on July 1, 2011. Interest expense on these two notes payable aggregated $800,000 for each of the three years in the period ended December 31, 1994. As a result of the debt modifications discussed below in Note 7, these notes are unsecured.

7. Mortgage Notes Payable

      Mortgage notes payable at December 31, 1994 and 1993 consists of the following (in thousands):

                                                         1994          1993
   Nonrecourse note payable to an insurance
   company which is secured by the Warner/Red
   Hill operating investment property.  The
   note was amended and restated during 1994
   (see discussion below).  The note bears
   interest at 2.875% per annum, requires
   monthly payments of $24,000 and has a
   scheduled maturity date of August 1, 2003.
                                                       $5,608       $  5,975

   First lien mortgage note payable to a third
   party which was secured by the Monterra
   Apartments.  This note bore interest at
   9.36% per annum. Interest accrued and
   compounded monthly, but the payment of
   accrued interest was deferred until
   maturity of the note.  All unpaid principal
   and accrued interest, aggregating
   approximately $8,645,000, was due June 5,
   1994 (see discussion regarding refinancing
   below).                                                  -          8,305




   8.45% nonrecourse loan payable to a third party which is secured by the Monterra
   Apartments.  The loan requires monthly

   principal and interest payments of $40,000
   and matures in September 2001.                       4,910              -

   8.33% nonrecourse loan payable to a third
   party which is secured by the Chandler's
   Reach Apartments.  The loan requires
   monthly principal and interest payments of
   $29,000 and matures in September 2001 (see
   discussion below).                                   3,593              -
                                                       14,111         14,280

    Less:  current portion                               (234)        (8,305)
                                                   $   13,877       $  5,975

      The scheduled annual principal payments to retire notes payable are as follows (in thousands):

               1995         $    234
               1996              246
               1997              260
               1998              269
`              1999              284
               Thereafter     12,818
                             $14,111

      The repayment of principal and interest on the loans described above is the responsibility of PWEP1, which received the loan proceeds. PWEP1 has indemnified Crow PaineWebber-LaJolla, Ltd., Warner/Red Hill Associates and

   Lake Sammamish Limited Partnership from all liabilities, claims and expenses associated with any defaults by PWEP1 in connection with these borrowings.

      During 1993, PWEP1 attempted to obtain refinancing or extend the note secured by the Warner/Red Hill Business Center; however, as of December 31, 1993, such efforts had not been successfully completed and the note was in default. During 1994, PWEP1 reached an agreement with the lender regarding an extension and modification of the note payable. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 are required. PWEP1 made principal and interest payments on behalf of the venture totalling $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of Warner/Red Hill investment property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable and unpaid interest. The extension and modification agreement also required PWEP1 to establish an escrow account in the name of Warner/Red Hill Associates and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a level of no less than $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established. As the modification and extension agreement had not been finalized as of December 31, 1993, the entire balance of the mortgage note and related accrued interest payable was shown as a current liability on the accompanying 1993 balance sheet and interest on the note payable in 1993 continued to be accrued at the rates in effect for the note prior to maturity.

      The debt secured by the Monterra Apartments at December 31, 1993 was scheduled to mature on June 5, 1994. However, as of the maturity date PWEP1 had not obtained the funds required to repay the outstanding indebtedness. During September 1994, the note payable secured by the Monterra Apartments was refinanced in conjunction with the issuance of a new nonrecourse, current-pay mortgage loan secured by the Monterra property in the initial principal amount of $4,920,000. PWEP1 was required to contribute capital of $3,869,000 in connection with this refinancing transaction. This amount consisted of $146,000 for transaction fees and closing costs and a paydown of remaining principal of $3,723,000.

      The proceeds of the note secured by the Chandler's Reach property were distributed to PWEP1 in 1994 pursuant to an agreement of the partners. PWEP1 used the proceeds of this note to retire the prior outstanding indebtedness secured by the Chandler's Reach Apartments which is described in Note 8.

8. Encumbrances

      Under the terms of the joint venture agreements, PWEP1 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. As of December 31, 1993 PWEP1 (together in one instance with an affiliated partnership) had borrowed $11,886,000 under two zero coupon loan agreements pursuant to this arrangement. These obligations were direct obligations of PWEP1 and its affiliated partnership and, therefore, were not reflected in the accompanying financial statements. The outstanding balance of principal and accrued interest outstanding under the borrowing arrangements aggregated $20,225,000 at December 31, 1993. The operating investment properties of the Lake Sammamish and Chicago-625 joint ventures had been pledged as security for these loans which were scheduled to mature in 1995, at which time payments aggregating approximately $23,056,000 were to become due and payable. As discussed in Note 7, the note payable secured by the Lake Sammamish operating investment property was refinanced in September 1994 from the proceeds of a new loan issued directly to the joint venture.

     The zero coupon loan secured by the 625 North Michigan Office Building required that if the loan ratio, as defined, exceeded 80%, then PWEP1, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed PWEP1 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, PWEP1 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether PWEP1 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,353,000, which was funded by PWEP1 and its affiliated partnership in the ratios of 41% and 59%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis
   based on a 25-year amortization period.   The terms of the loan agreement
   also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from PWEP1 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheet.
 .

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       COMBINED JOINT VENTURES OF
                          PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                          SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                Costs
                                               Capitalized                                                           Life on Which
                               Initial Cost   (Removed)                                                              Depreciation
                            to Partnership   Subsequent to Gross Amount at Which Carried at                          in Latest
                          Venture             Acquisition          End of Year                                       Income
                                Buildings &   Buildings &      Buildings &        Accumulated   Date of     Date     Statement
 Description  Encumbrances Land Improvements Improvements Land Improvements Total Depreciation Construction Acquired is Computed
COMBINED JOINT VENTURES:

Office Building
 Chicago, IL     $16,139  $8,112  $35,683      $5,315    $ 8,112  $40,998  $ 49,110  $11,661     1968       12/16/86  5-30 yrs.

Office Building
 Tustin, CA        5,608   3,124    9,126      (6,112)     1,428    4,710     6,138    2,538     1984       12/18/85  35 yrs.

Apartment Complex
 LaJolla, CA       8,910   4,615    7,219         617      4,615    7,836    12,451    2,234     1987       7/1/86    30 yrs.

Apartment Complex
 Redmond, WA       7,593   2,362    6,163           -      2,362    6,163     8,525    2,049     1987       10/1/86   5-27.5 yrs.

Office Building
 Framingham, MA        -   1,317    5,510      (2,846)       672    3,309     3,981    1,781     1987       12/12/86  5-40 yrs.
                 $38,250 $19,530  $63,701     $(3,026)   $17,189  $63,016  $ 80,205  $20,263
Notes

(A)   The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $78,810,000.
(B)   See Notes 6, 7 and 8 to the Combined Financial Statements for a description of the terms of the debt encumbering the properties.

(C)    Reconciliation of real estate owned:
                                                1994              1993        1992

      Balance at beginning of period          $ 89,837          $ 89,279     $ 88,893
      Increase due to additions                  1,256               828          429
      Write-offs due to disposals               (1,121)             (270)         (43)
      Write-offs due to permanent
       impairment (see Note 4)                  (9,767)                -            -
      Balance at end of period                $ 80,205          $ 89,837     $ 89,279

(D)   Reconciliation of accumulated depreciation:

      Balance at beginning of period        $   18,649          $ 16,106     $ 13,381
      Depreciation expense                       2,735             2,813        2,768
      Write-offs due to disposals               (1,121)             (270)         (43)
      Balance at end of period              $   20,263          $ 18,649     $ 16,106

(E)   Costs removed include guaranty  payments from co-venturers (see Note 3)