Form 10-Q
period 1995-06-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1995-08-14
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                 PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)
                                     ASSETS
                                                    June 30         March 31

Operating investment properties:
   Land                                          $     3,962     $     3,962
   Buildings and improvements                         25,800          25,769
                                                      29,762          29,731
   Less accumulated depreciation                      (8,444)         (8,222)
                                                      21,318          21,509

Investments in unconsolidated
    joint ventures, at equity                         24,794          25,036
Cash and cash equivalents                              6,216           6,460
Escrowed cash                                             90               -
Prepaid expenses                                           5              12
Accounts receivable, net                                 104              77
Accounts receivable - affiliates                         259             215
Deferred rent receivable                                   -              29
Deferred expenses, net                                   422             234
                                                 $    53,208     $    53,572

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses            $       523      $      285
Bonds payable                                          1,648           1,648
Notes payable                                          9,865           9,900
Minority interest in net assets of
  consolidated joint venture                             187             187
Total partners' capital                               40,985          41,552
                                                $     53,208    $     53,572


       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the three months ended June 30, 1995 and 1994
                                 (In Thousands)
                                  (Unaudited)
                                                   General       Limited
                                                   Partners      Partners
Balance at March 31, 1994                           $(804)       $52,611
Net loss                                              ( 4)          (349)
BALANCE AT JUNE 30, 1994                            $(808)       $52,262

Balance at March 31, 1995                           $(912)       $42,464
Net loss                                               (2)          (312)
Cash distributions                                     (3)          (250)
BALANCE AT JUNE 30, 1995                            $(917)       $41,902
                            See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1995 and 1994
                    (In Thousands, except for per Unit data)
                                   (Unaudited)
                                                 1995              1994
REVENUES:
  Rental income and expense
    reimbursements                             $   444           $   454
  Interest and other income                         85                72
                                                   529               526
EXPENSES:
  Property operating expenses                      271               288
  Depreciation and amortization                    250               253
  Interest expense                                 260               249
  General and administrative                       126               120
  Bad debt expense                                  27                 1
                                                   934               911
Operating loss                                    (405)             (385)

Investment income:
  Interest income on notes receivable
    from unconsolidated ventures                   200               200
  Partnership's share of unconsolidated
     ventures' losses                             (109)             (168)

NET LOSS                                       $  (314)          $  (353)

Net loss per Limited
  Partnership Unit                              $(0.16)           $(0.18)

Cash distributions per Limited
  Partnership Unit                              $ 0.13        $       -


The above net loss and cash distributions per Limited Partnership Unit are is based upon the 2,000,000 Limited Partnership Units outstanding during each period.



                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)
                                  (Unaudited)

                                                       1995             1994
Cash flows from operating activities:
  Net loss                                            $ (314)          $(353)
  Adjustments to reconcile net loss to
    net cash provided by (used for)
    operating activities:
      Partnership's share of
       unconsolidated ventures' losses                   109             168
      Depreciation and amortization                      245             253
      Amortization of deferred financing costs             5               4
      Interest expense on zero coupon loans                -             150
      Changes in assets and liabilities:
        Escrowed cash                                    (90)            (36)
        Prepaid expenses                                   7             (36)
        Accounts receivable                              (27)            (50)
        Accounts receivable - affiliates                 (44)            157
        Deferred rent receivable                          29              46
        Deferred expenses                               (216)           (339)
        Accounts payable and accrued expenses            238             295
            Total adjustments                            256             612
            Net cash provided by (used for)
               operating activities                      (58)            259

Cash flows from investing activities:
  Distributions from unconsolidated
   joint ventures                                        290             721
  Additions to operating investment properties           (31)           (214)
  Additional investments in unconsolidated
    joint ventures                                      (157)              -
             Net cash provided by
               investing activities                      102             507

Cash flows from financing activities:
  Repayment of principal and deferred
   interest on long-term debt                            (35)           (547)
  Distributions to partners                             (253)              -
            Net cash used for financing
             activities                                 (288)           (547)

Net increase (decrease) in cash
 and cash equivalents                                   (244)            219

Cash and cash equivalents, beginning of period         6,460           6,263

Cash and cash equivalents, end of period             $ 6,216         $ 6,482

Cash paid during the period for interest             $   304         $   638


                            See accompanying notes.
1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes in the Partnership's Annual Report for the year ended March 31, 1995.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Venture Partnerships

      As of June 30, 1995 and 1994, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:



                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1995 and 1994
                                 (in thousands)


                                           1995           1994
Revenues:
  Rental revenues and
  expense recoveries                   $  2,711       $  2,594
  Interest and other income                  24             27
                                          2,735          2,621
Expenses:
  Property operating expenses               907            806
  Real estate taxes                         658            709
  Mortgage interest expense                 223            226
  Interest expense payable to partner       200            200
  Depreciation and amortization             774            754
                                          2,762          2,695
Net loss                               $    (27)      $    (74)

Net loss:
  Partnership's share of
   combined income (loss)              $    (97)      $   (147)
  Co-venturers' share of
   combined incomes (loss)                   70             73
                                       $    (27)      $    (74)


              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                 (in thousands)

                                           1995           1994

  Partnership's share of combined
    loss, as shown above              $     (97)      $   (147)
  Amortization of excess basis              (12)           (21)
  Partnership's share of
    unconsolidated
    ventures' losses                  $    (109)      $   (168)

3.Operating Investment Properties

      At June 30, 1995 and March 31, 1995, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as


   reported in the Partnership's consolidated statements of operations for the three months ended June 30, 1995 and 1994 (in thousands):

                                         1995          1994

          Real estate taxes            $   32      $    68
          Repairs and maintenance          57           58
          Utilities                        36           33
          Management fees                  23           23
          Administrative and other        123          106
                                       $  271        $ 288

4.Related Party Transactions

      Accounts receivable - affiliates at June 30, 1995 and March 31, 1995 includes $138,000 and $100,000, respectively, due from one joint venture for interest earned on a permanent loan and $106,000 and $100,000, respectively, of investor servicing fees due from three of the joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both June 30, 1995 and March 31, 1995 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures and other affiliates.

      Included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $54,000 and $52,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.



      Also included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $1,000 and $11,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.


5. Notes Payable

      Notes payable at June 30, 1995 and March 31, 1995 consist of the following (in thousands):

                                                    June 30       March 31

  9.125% nonrecourse loan payable to an
  insurance company, which is secured by the
  625 North Michigan Avenue operating
  investment property.  Monthly payments
  including interest of $55 are due
  beginning July 1, 1994 through maturity on
  May 31, 1999.  The terms of the note were
  modified effective May 31, 1994 (see
  discussion below).                                $  6,413     $  6,437

  8.39% nonrecourse note payable to an
  insurance company, which is secured by the Crystal Tree Commerce Center operating investment property. Monthly payments including interest of $28 are due beginning November 15, 1994 through
  maturity on September 19, 2001 (see
  discussion below).                                   3,452        3,463
                                                    $  9,865     $  9,900

      On April 29, 1988, the Partnership borrowed $4,000,000 in the form of a zero coupon loan secured by the 625 North Michigan operating property which bore interest at an annual effective compounded rate of 9.8% and had a scheduled maturity date in May of 1995. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan. The terms of the agreement called for the Partnership to make a principal pay down of $541,000. The maturity date of the loan, which now requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $700,000 through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994.

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

6. Bonds Payable

     Bonds payable consist of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit the Sunol Center operating investment property. Bond assessments are levied on a semi-annual basis as interest and principal become due on the bonds. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of 7.2%. Principal and interest are payable in semi-annual installments. In the event the operating investment property is sold, Sunol Center Associates will no longer be liable for the bond assessments.

7. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in the Annual Report, subsequent to the completion of the last of the debt refinancing transactions during fiscal 1995, management performed an analysis of its cash flows and liquidity needs for the purpose of determining the timing and amount of the reinstatement of quarterly distributions to the partners. Based on such analysis, quarterly distributions were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Management had suspended the Partnership's regular quarterly distributions in order to accumulate the funds necessary to complete the refinancings of the zero coupon loans secured by the Warner/Red Hill, Monterra, Chandler's Reach and 625 North Michigan properties. Management believes that it is prudent to distribute cash flow conservatively at the present time due to the potential capital needs associated with the Partnership's commercial office/R&D buildings and retail property. Capital improvements are planned at 625 North Michigan over the next two years, including the completion of facade repairs, common area enhancements, elevator control system upgrading and a possible lobby area retail space expansion and renovation. Significant leasing costs will be incurred at Sunol Center and major leasing costs could be incurred at the Crystal Tree Commerce Center. Occupancy at Sunol Center increased to 66% at June 30, 1995 from 32% at March 31, 1995 as a result of a tenant that signed a 7-year lease on 39,085 square feet taking occupancy during the first quarter. In addition, during the first quarter a new 48,000 square foot lease was signed, which will increase the property's occupancy level to 90% once this new tenant takes full occupancy in April 1996. During the first quarter of fiscal 1996, the Partnership funded $1,246,000 to Sunol Center to cover operating deficits and to pay for tenant improvements in connection with the new leases. With the new leasing activity, no further operating deficits are expected at Sunol Center over the next several years. At Crystal Tree, thirteen tenant leases, representing approximately 14% of the property's leasable area, are scheduled to expire by the end of calendar 1995. While management is optimistic that most of these tenants will renew, market conditions in the south Florida area remain very competitive.

   Despite the leasing gains achieved at most of the properties in fiscal 1995, there remains a significant amount of vacant space at the office/R&D properties. In addition, market conditions continue to be extremely competitive and there continues to be an oversupply of available space in most markets due to the trend toward corporate downsizing and restructurings which has occurred in the wake of the last national recession. The competitive conditions faced by the Partnership's Warner/Red Hill and 1881 Worcester Road investments are especially severe at the present time. Management's most recent evaluation of the Partnership's investment properties, performed during the current quarter, indicates that conditions in the markets for suburban office/R&D space in the Orange County and Boston areas, where these properties are located, continue to be adversely affected by corporate restructurings, cutbacks in government defense spending and the reduced rate of growth in the high technology industries. In management's opinion, the recovery of these market areas appears to be lagging behind recoveries of similar market segments in other areas of the country. While occupancy at 1881 Worcester Road increased during fiscal 1995, a lease with the property's largest tenant is due to expire in July 1996. This tenant, which occupies 41% of the building's net leasable area, has given no indication of their intention to either renew the lease or vacate the building.


However, management believes that this tenant, which occupies space in other buildings in the local area, may desire to consolidate their lease obligations which could preclude them from renewing at 1881 Worcester Road. At Warner/Red Hill, in addition to the decline in occupancy experienced during fiscal 1995, one of the property's major tenants that occupies approximately 25% of the property's net rentable area has been experiencing cash flow problems and has retained a commercial leasing agent to market a portion of its space for sublease. Unless its operations improve in the near-term, this tenant is unlikely to renew its lease which is scheduled to expire in July 1998. Furthermore, to the extent that its operating results deteriorate further, and if the tenant is unable to sublease the space, the Partnership may be unable to collect future rent owed under the lease obligation.

   In light of the circumstances facing the 1881 Worcester Road and Warner/Red Hill properties and given the improving conditions in other market sectors which may provide the Partnership with opportunities to sell its other remaining investment properties over next 5 to 7 years, management reviewed the carrying values of its 1881 Worcester Road and Warner/Red Hill investments for potential impairment as of March 31, 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of''(SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of impairment losses on the operating investment properties owned by Warner/Red Hill Associates and Framingham 1881 - Associates which were recorded as of March 31, 1995. Both impairment losses resulted because, in management's judgment, the physical attributes of these properties and their locations relative to their competition, combined with the lack of near-term prospects for future improvement in market conditions in the local markets in which the properties are located, are not expected to enable the ventures to recover the carrying values of the assets within the practicable remaining holding period. Warner/Red Hill Associates recognized an impairment loss in fiscal 1995 of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000. Framingham 1881 - Associates also recognized an impairment loss in fiscal 1995 of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000. Fair value was estimated using independent appraisals of the operating properties. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

   As discussed in the Annual Report, during the fourth quarter of fiscal 1995, the Partnership received an offer to purchase the 1881 Worcester Road property. The proposed purchase price, while slightly in excess of the Partnership's most recent independent appraised value for the property, was substantially below the amount of the Partnership's original investment. Nonetheless, management had agreed to accept the offer because, in their judgment, the property's future appreciation potential was limited over the expected remaining holding period as a result of the market conditions discussed above. However, during the current quarter the prospective buyer withdrew its offer to purchase 1881 Worcester Road. Management has no current plans to actively solicit other offers to purchase this property. The occupancy level at 1881 Worcester Road has remained stable at 79% as of June 30, 1995. The R&D segment of the suburban Boston market has not performed as well as traditional office space in recent months. As a result, management has decided to reposition the 1881 Worcester Road building from R&D space to traditional office use. Management believes that repositioning the property in this manner could allow for increased rental rates and a potentially quicker lease up of the remaining vacant space. Management estimates that tenants could be secured and improvements performed to the building over the next 12 months to complete such a repositioning. The total costs of completing the improvements are expected to be less than $200,000. Management's plans with respect to Warner/Red Hill are to aggressively market vacant space to maintain above market occupancy levels and to attempt to maximize the total returns to the Partnership from this operating asset.

   At June 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of $6,216,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, and for the funding of capital enhancements, potential leasing costs and operating deficits for the operating investment properties and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales of the operating investment properties.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

     The Partnership's net loss decreased by $39,000 for the three months ended June 30, 1995 when compared to the same period in the prior year primarily due to a decrease in the Partnership's share of unconsolidated ventures' losses of $59,000. The Partnership's share of unconsolidated ventures' losses decreased primarily as a result of decreases in the net losses at the Monterra Apartments and the Warner/Red Hill Business Center. The net loss at the Monterra Apartments decreased primarily as a result of a significant decrease in interest expense. Interest expense decreased due to the refinancing of the zero coupon bond secured by Monterra in September 1994. The refinancing transaction changed Monterra's debt from a compounding zero coupon loan with a balance of $8,645,000 bearing interest at 9.36% at the time of the refinancing to a current pay mortgage loan with an outstanding balance of $4,896,000 bearing interest at 8.45% at the end of the current quarter. The net loss at the Warner/Red Hill Business Center decreased mainly due to a significant decrease in depreciation expense. Depreciation expense decreased due to the write down of the operating investment property to its estimated fair value at the end of fiscal 1995 in accordance with SFAS 121, as discussed further above. As a result of the write-down, the remaining depreciable basis of the operating investment property was significantly lower than the prior fiscal year. The decrease in the Partnership's share of unconsolidated ventures' losses was partially offset by an increase in the Partnership's operating loss of $20,000. Operating loss increased primarily due to an increase in bad debt expense of $26,000 at the Crystal Tree Commerce Center.




                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings



    As discussed in the Partnership's quarterly report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.


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





Dated:  August 11, 1995