Form 10-Q
period 1995-09-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1995-11-13
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                          CONSOLIDATED BALANCE SHEETS
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)
                                     ASSETS

                                        September 30  March 31

Operating investment properties:
  Land                                   $   3,962  $     3,962
  Buildings and improvements                27,115       25,769
                                            31,077       29,731
  Less accumulated depreciation             (8,676)      (8,222)
                                            22,401       21,509

Investments in unconsolidated joint
  ventures, at equity                       24,405       25,036
Cash and cash equivalents                    4,856        6,460
Escrowed cash                                  111            -
Prepaid expenses                               303           12
Accounts receivable, net                       252           77
Accounts receivable - affiliates               227          215
Deferred rent receivable                         -           29
Deferred expenses, net                         219          234
                                       $    52,774  $    53,572

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $       537  $       285
Bonds payable                                1,621        1,648
Notes payable                                9,841        9,900
Minority interest in net assets of
  consolidated joint venture                   187          187
Total partners' capital                     40,588       41,552
                                      $     52,774 $     53,572

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the six months ended September 30, 1995 and 1994
                                 (In Thousands)
                                  (Unaudited)

                                          General    Limited
                                          Partners   Partners

Balance at March 31, 1994                 $(804)     $52,611
Net loss                                    (11)      (1,080)
BALANCE AT SEPTEMBER 30, 1994             $(815)     $51,531

Balance at March 31, 1995                 $(912)     $42,464
Net loss                                     (5)        (454)
Cash distributions                           (5)        (500)
BALANCE AT SEPTEMBER 30, 1995             $(922)     $41,510


                            See accompanying notes.


               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1995 and 1994
                      (In Thousands, except per Unit data)
                                   (Unaudited)

                            Three Months Ended         Six Months Ended
                               September 30,               September 30,
                                1995       1994         1995        1994
REVENUES:
 Rental income and expense
   reimbursements              $  566   $   441        $ 1,010     $  895
 Interest and other income         69        75            154        147
                                  635       516          1,164      1,042
EXPENSES:
 Property operating expenses      306       318            577        606
 Depreciation and amortization    258       263            508        516
 Interest expense                 267       258            527        507
 General and administrative       151       151            277        271
 Bad debt expense                   -         2             27          3
                                  982       992          1,916      1,903
Operating loss                   (347)     (476)          (752)      (861)

Investment income:
 Interest income on notes
   receivable
   from unconsolidated
   ventures                       200       200            400        400
 Partnership's share of
    unconsolidated
    ventures' income (losses)       2      (462)          (107)      (630)

NET LOSS                      $  (145)  $  (738)       $  (459)  $ (1,091)

Net loss per Limited
  Partnership Unit             $(0.07)   $(0.38)       $ (0.23)    $(0.54)

Cash distributions per Limited
  Partnership Unit            $  0.12    $    -        $  0.25     $    -


The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.




                            See accompanying notes.


              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)
                                  (Unaudited)

                                                     1995         1994
Cash flows from operating activities:
 Net loss                                         $   (459)     $(1,091)
 Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
     Partnership's share of unconsolidated
      ventures' losses                                 107          630
     Depreciation and amortization                     508          516
     Amortization of deferred financing costs           10            8
     Interest expense on zero coupon loans               -          230
       Changes in assets and liabilities:
         Escrowed cash                                (111)         (36)
         Prepaid expenses                             (291)         (26)
         Accounts receivable                          (175)         (76)
         Accounts receivable - affiliates              (12)         152
         Deferred rent receivable                       29           46
         Deferred expenses                             (49)           -
         Other assets                                    -           (7)
         Accounts payable and accrued expenses         252          263
         Accrued interest payable                        -           49
          Total adjustments                            268        1,749
          Net cash provided by (used for)
           operating activities                       (191)         658

Cash flows from investing activities:
 Distributions from unconsolidated joint
  ventures                                             729        4,878
 Additions to operating investment properties       (1,346)        (256)
 Additional investments in unconsolidated
   joint ventures                                     (205)      (4,852)
           Net cash used for investing
            activities                                (822)        (230)

Cash flows from financing activities:
 Repayment of principal and deferred
   interest on long-term debt                          (86)      (4,042)
 Issuance of note payable                                -        3,480
 Payment of deferred financing costs                     -         (126)
 Distributions to partners                            (505)           -
          Net cash used for financing
             activities                               (591)        (688)

Net decrease in cash and cash equivalents           (1,604)        (260)

Cash and cash equivalents, beginning of period        6,460       6,263
Cash and cash equivalents, end of period          $   4,856     $ 6,003

Cash paid during the period for interest          $     517     $ 2,337



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

2. Investments in Unconsolidated Joint Venture Partnerships

      As of September 30, 1995 and 1994, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)

                              Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                                   1995      1994       1995        1994

Revenues:
  Rental revenues and
    expense recoveries            $ 2,643  $  2,526    $ 5,354   $ 5,120
  Interest and other income            71        44         95        71
                                    2,714     2,570      5,449     5,191
Expenses:
  Property operating expenses         897       911      1,804     1,717
  Real estate taxes                   601       676      1,259     1,385
  Mortgage interest expense           213       445        436       671
  Interest expense payable
    to partner                        200       200        400       400
  Depreciation and
    amortization                      800       750      1,574     1,504
                                    2,711     2,982      5,473     5,677
Net income (loss)                 $     3  $  (412)    $  (24)   $ (486)


Net income (loss):
  Partnership's share of
   combined income (loss)         $    13  $   (440)   $  (84)   $ (587)
  Co-venturers' share of
   combined incomes (loss)            (10)       28        60       101
                                  $     3  $   (412)   $  (24)   $ (486)


              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)

                                  Three Months Ended      Six Months Ended
                                         June 30,            June 30,
                                    1995        1994      1995        1994

  Partnership's share of combined
    income (loss), as shown above   $  13  $ (440)     $   (84)   $  (587)
  Amortization of excess basis        (11)    (22)         (23)       (43)
  Partnership's share of
    unconsolidated
    ventures' income (losses)       $   2  $ (462)     $  (107)   $  (630)

3.Operating Investment Properties

      At September 30, 1995 and March 31, 1995, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three and six months ended September 30, 1995 and 1994 (in thousands):

                              Three Months Ended          Six Months Ended
                                    September 30,           September 30,
                                1995        1994          1995         1994

     Real estate taxes          $   27    $   68       $    59       $  136
     Repairs and maintenance       100        93           157          151
     Utilities                      43        36            79           70
     Management fees                22        23            45           45
     Administrative and other      114        98           237          204
                                $  306     $ 318        $  577       $  606

4.Related Party Transactions


      Accounts receivable - affiliates at both September 30, 1995 and March 31, 1995 includes $100,000 due from one joint venture for interest earned on a permanent loan and $112,000 and $100,000, respectively, of investor servicing fees due from three of the joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both September 30, 1995 and March 31, 1995 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures and other affiliates.

      Included in general and administrative expenses for the six months ended September 30, 1995 and 1994 is $104,000 and $101,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the six-month periods ended September 30, 1995 and 1994 is $11,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Notes Payable

      Notes payable at September 30, 1995 and March 31, 1995 consist of the following (in thousands):

                                                September 30     March 31

  9.125% nonrecourse loan payable to an
  insurance company, which is secured by the


  625 North Michigan Avenue operating
  investment property.  Monthly payments
  including interest of $55 are due
  beginning July 1, 1994 through maturity on
  May 31, 1999.  The terms of the note were
  modified effective May 31, 1994 (see
  discussion below).                             $    6,400         $  6,437

  8.39% nonrecourse note payable to an
  insurance company, which is secured by the
  Crystal Tree Commerce Center operating
  investment property.  Monthly payments
  including interest of $28 are due
  beginning November 15, 1994 through
  maturity on September 19, 2001 (see
  discussion below).                                  3,441            3,463
                                                 $    9,841         $  9,900

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

      In addition, during 1986 and 1987 the Partnership received the proceeds from three additional nonrecourse zero coupon loans in the initial amounts of $3 million, $4.5 million and approximately $1.9 million, which were secured by the Warner/Red Hill Business Center, the Monterra Apartments and the Chandler's Reach Apartments, respectively. Legal liability for the repayment of the two loans secured by the Warner/Red Hill and Monterra properties rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. Interest expense on the Warner/Red Hill and Monterra loans accrued at 9.36%, compounded annually, and was due at maturity in August of 1993 and September of 1994, respectively, at which time total principal and interest payments aggregating $5,763,000 and $8,645,000, respectively, became due and payable. The nonrecourse zero coupon loan secured by the Chandler's Reach Apartments, which bore interest at 10.5%, compounded annually, matured on August 1, 1994 with an outstanding balance of $3,462,000.


      During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent to modify and extend the maturity of the Warner/Red Hill zero coupon loan with the existing lender. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The principal balance of the Warner/Red Hill loan as of June 30, 1995 was $5,545,000.

      During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra and Chandler's Reach apartment properties. These three new loans were in the initial principal amounts of $4,920,000 secured by the Monterra Apartments, $3,600,000 secured by the Chandler's Reach Apartments, and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Monterra Apartments and Chandler's Reach Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. As of June 30, 1995, the principal balances of the Monterra and Chandler's Reach loans were $4,881,000 and $3,571,000, respectively. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The three new nonrecourse loans have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of $28,000.

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


              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in the Annual Report, subsequent to the completion of the last of the debt refinancing transactions during fiscal 1995, management performed an analysis of its cash flows and liquidity needs for the purpose of determining the timing and amount of the reinstatement of quarterly distributions to the partners. Based on such analysis, quarterly distributions were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Management had suspended the Partnership's regular quarterly distributions in order to accumulate the funds necessary to complete the refinancings of the zero coupon loans secured by the Warner/Red Hill, Monterra, Chandler's Reach and 625 North Michigan properties. Management believes that it is prudent to distribute cash flow conservatively at the present time due to the capital needs associated with the Partnership's commercial office/R&D buildings and retail property. Capital improvements are planned at 625 North Michigan over the next two years, including the completion of facade repairs, common area enhancements, elevator control system upgrading and a possible lobby area retail space expansion and renovation. Significant leasing costs have been and will continue to be incurred at Sunol Center and major leasing costs could be incurred at the Crystal Tree Commerce Center in the near term.


    Occupancy at Sunol Center increased to 90% at September 30,1995 from 32% at March 31, 1995 as a result of two significant lease signings. A tenant that signed a 7-year lease on 39,085 square feet took occupancy during the first quarter, and a tenant which has committed to lease at least 48,000 square feet took occupancy of 28,000 square feet of such space during the second quarter. The remaining 20,000 square feet of this tenant's lease space is currently occupied by another tenant which will be vacating the property on January 1, 1996. During the first six months of fiscal 1996, the Partnership funded $2,180,000 to Sunol Center primarily to pay for tenant improvements and leasing commissions in connection with the new leases. With the new leasing activity, no further operating deficits are expected at Sunol Center over the next several years. At Crystal Tree, occupancy declined from 98% to 87% during the quarter ended September 30, 1995 due to the expiration of several leases. Subsequently, the leasing agent has secured new leases which will bring occupancy back up to 93%, but which will require an initial investment in tenant improvement costs. Market conditions in the south Florida area remain very competitive and continued tenant turnover is likely in the near term.

   Despite the leasing gains achieved at most of the Partnership's office/R&D properties in fiscal 1995, there continues to be an oversupply of available space in most markets due to the trend toward corporate downsizing and restructurings which has occurred in the wake of the last national recession. The competitive conditions faced by the Partnership's Warner/Red Hill and 1881 Worcester Road investments are especially severe at the present time. Management's most recent evaluation of the Partnership's investment properties, performed during the first quarter of fiscal 1996, indicated that conditions in the markets for suburban office/R&D space in the Orange County and Boston areas, where these properties are located, continue to be adversely affected by corporate restructurings, cutbacks in government defense spending and the reduced rate of growth in the high technology industries. In management's opinion, the recovery of these market areas appears to be lagging behind recoveries of similar market segments in other areas of the country. While occupancy at 1881 Worcester Road had increased to 100% as of September 30, 1995, a lease with the property's largest tenant is due to expire in July 1996. Subsequent to the end of the current quarter, this tenant, which currently occupies 49% of the building's net leasable area, informed management that it intends to consolidate its area lease obligations at another location and will not renew its lease at 1881 Worcester Road. The three remaining leases at 1881 Worcester Road are due to expire in calendar 1998. Once the aforementioned tenant vacates the property in calendar 1996, management plans to make certain capital improvements aimed at making the 1881 Worcester Road property more appealing to traditional office space users. Management believes that these improvements could allow for increased rental rates and a potentially quicker lease up of vacant space. The total costs of completing the improvements are expected to be less than $200,000. At Warner/Red Hill, in addition to a decline in occupancy experienced during fiscal 1995, one of the property's major tenants that occupies approximately 25% of the property's net rentable area has been experiencing cash flow problems and has retained a commercial leasing agent to market a portion of its space for sublease. Unless its operations improve in the near-term, this tenant is unlikely to renew its lease which is scheduled to expire in July 1998. Furthermore, to the extent that its operating results deteriorate further, and if the tenant is unable to sublease the space, the Partnership may be unable to collect future rent owed under the lease obligation.

   In light of the circumstances facing the 1881 Worcester Road and Warner/Red Hill properties and given the improving conditions in other market sectors which may provide the Partnership with opportunities to sell its other remaining investment properties over next 5 to 7 years, management reviewed the carrying values of its 1881 Worcester Road and Warner/Red Hill investments for potential impairment as of March 31, 1995. In conjunction with such review, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of''(SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of impairment losses on the operating investment properties owned by Warner/Red Hill Associates and Framingham 1881 - Associates which were recorded as of March 31, 1995. Both impairment losses resulted because, in management's judgment, the physical attributes of these properties and their locations relative to their competition, combined with the lack of near-term prospects for future improvement in market conditions in the local markets in which the properties are located, were not expected to enable the ventures to recover the carrying values of the assets within the practicable remaining holding period. Warner/Red Hill Associates recognized an impairment loss in fiscal 1995 of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000. Framingham 1881 - Associates also recognized an impairment loss in fiscal 1995 of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000. Fair value was estimated using independent appraisals of the operating properties. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

   At September 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of $4,856,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly debt service payments, and for the funding of capital enhancements and potential leasing costs for the operating investment properties and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales of the operating investment properties.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995



     The Partnership's net loss decreased by $593,000 for the three months ended September 30, 1995 when compared to the same period in the prior year. This decrease is primarily due to a favorable change in the Partnership's share of unconsolidated ventures' income (losses). The Partnership reported income from the operations of its unconsolidated ventures of $2,000 for the current period as compared to losses of $462,000 for the same period in the prior year. The primary reasons for this favorable change are decreases in the net losses at both the Monterra Apartments and Warner/Red Hill joint ventures. The net loss of the Monterra joint venture decreased mainly as a result of a significant decrease in interest expense. Interest expense decreased due to the refinancing of the zero coupon bond secured by Monterra in September 1994. The refinancing transaction changed Monterra's debt from a compounding zero coupon loan with a balance of $8,645,000, bearing interest at 9.36%, at the time of the refinancing to a current pay mortgage loan with an outstanding balance of $4,896,000, bearing interest at 8.45%, at the end of the current quarter. The net loss at the Warner/Red Hill joint venture decreased mainly due to a significant decrease in depreciation expense. Depreciation expense decreased due to the write down of the operating investment property to its estimated fair value at the end of fiscal 1995 in accordance with SFAS 121, as discussed further above. As a result of the write-down, the remaining depreciable basis of the operating investment property was significantly lower than in the prior fiscal year. In addition, the Partnership's operating loss for the second quarter of fiscal 1996 decreased by $129,000 primarily as a result of an increase in rental income of $125,000. Rental income increased as a result of the significant increase in occupancy at the consolidated Sunol Center property, as discussed further above.

Six Months Ended September 30, 1995


     The Partnership's net loss decreased by $632,000 for the six months ended September 30, 1995 when compared to the same period in the prior year, primarily due to a decrease in the Partnership's share of unconsolidated ventures' losses of $523,000. The Partnership's share of unconsolidated ventures' losses decreased mainly as a result of decreases in the net losses at the Monterra Apartments and Warner/Red Hill joint ventures. The net loss of the Monterra joint venture decreased primarily as a result of a significant decrease in interest expense. Interest expense decreased due to the refinancing of the zero coupon bond secured by Monterra in September 1994, as discussed further above. The net loss at the Warner/Red Hill joint venture decreased mainly due to a significant decrease in depreciation expense. Depreciation expense decreased due to the write down of the operating investment property to its estimated fair value at the end of fiscal 1995 in accordance with SFAS 121, as discussed further above. In addition to the decline in the Partnership's share of unconsolidated ventures' losses, the Partnership's operating loss for the six months ended September 30, 1995 decreased by $109,000 primarily as a result of an increase in rental income of $115,000. Rental income increased as a result of the significant increase in occupancy at the consolidated Sunol Center property, as discussed further above.







                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

    As discussed in the Partnership's annual report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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



Dated:  November 13, 1995