Form 10-Q
period 1995-12-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1996-02-13
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                         CONSOLIDATED BALANCE SHEETS
               December 31, 1995 and March 31, 1995 (Unaudited)
                                (In Thousands)

                                    ASSETS
                                                    December 31      March 31

Operating investment properties:
   Land                                            $   3,962        $   3,962
   Buildings and improvements                         27,899           25,769
                                                   ---------        ---------
                                                      31,861           29,731
   Less accumulated depreciation                     ( 9,005)          (8,222)
                                                   ---------        ---------
                                                      22,856           21,509

Investments in unconsolidated joint
     ventures, at equity                              24,223           25,036
Cash and cash equivalents                              3,764            6,460
Escrowed cash                                            161                -
Prepaid expenses                                          21               12
Accounts receivable, net                                 291               77
Accounts receivable - affiliates                         232              215
Deferred rent receivable                                   -               29
Deferred expenses, net                                   752              234
                                                   ---------        ---------
                                                   $  52,300        $  53,572
                                                   =========        =========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      762       $      285
Bonds payable                                          1,621            1,648
Notes payable                                          9,811            9,900
Minority interest in net assets of
  consolidated joint venture                             187              187
Partners' capital                                     39,919           41,552
                                                   ---------        ---------
                                                   $  52,300        $  53,572
                                                   =========        =========

      CONSOLIDATED  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the nine months ended December 31, 1995 and 1994 (Unaudited)
                                (In Thousands)
                                                    General     Limited
                                                    Partners    Partners

Balance at March 31, 1994                          $ (804)      $52,611
Net loss                                              (11)       (1,051)
                                                   -------      --------
Balance at December 31, 1994                       $ (815)      $51,560
                                                   ======       =======

Balance at March 31, 1995                          $ (912)      $42,464
Net loss                                               (9)         (866)
Cash distributions                                     (8)         (750)
                                                  -------       -------
Balance at December 31, 1995                      $ ( 929)      $40,848
                                                  =======       =======



                           See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
   For the three and nine months ended December 31, 1995 and 1994 (Unaudited)
                     (In thousands, except per Unit data)

                                   Three Months Ended      Nine  Months Ended
                                      December 31,            December 31,
                                     1995       1994          1995      1994
                                     ----       ----          ----      ----
Revenues:
   Rental income and expense
     reimbursements               $   582     $   459       $1,592     $1,354
   Interest and other income           65          88          219        234
                                  -------     -------       ------     ------
                                      647         547        1,811      1,588
Expenses:
   Property operating expenses        507         328        1,084        934
   Depreciation and amortization      362         283          870        759
   Interest expense                   247         209          774        756
   General and administrative         151         186          428        457
   Bad debt expense                     -           -           27          3
                                  -------     -------       ------     ------
                                    1,267       1,006        3,183      2,909
                                  -------     -------      -------    -------
Operating loss                       (620)       (459)      (1,372)    (1,321)

Investment income:
 Interest income on notes
   receivable
   from unconsolidated
   ventures                          200         200          600        600
 Partnership's share
   of unconsolidated
   ventures' income (losses)           4         39         (103)      (591)
                                   -------     -------       ------     ------

Net loss                           $ (416)    $  (220)     $  (875)  $ (1,312)
                                   =======     =======      =======   ========

Net loss per Limited
  Partnership Unit                  $(0.20)     $(0.11)      $(0.43)    $(0.65)
                                    ======      ======       ======     ======

Cash distributions per Limited
  Partnership Unit                 $  0.13      $    -       $ 0.38     $    -
                                   =======      ======       ======     ======


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.









                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
        For the nine months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                                       1995              1994
                                                       ----              ----
Cash flows from operating activities:
  Net  loss                                           $ (875)         $(1,062)
Adjustments  to  reconcile  net  loss to net cash
  provided by (used for) operating activities:
   Partnership's share of unconsolidated
      ventures' losses                                   103              341
   Depreciation and amortization                         870              759
   Amortization of deferred financing costs               15               48
   Interest expense on zero coupon loans                   -              230
     Changes in assets and liabilities:
     Escrowed cash                                      (161)             (37)
     Prepaid expenses                                     (9)             (38)
     Accounts receivable                                (214)             (93)
     Accounts receivable - affiliates                    (17)             159
     Deferred rent receivable                             29               46
     Deferred expenses                                  (620)               -
     Other assets                                          -              (43)
     Accounts payable and accrued expenses               477              322
                                                  ----------       ----------
      Total adjustments                                  473            1,694
                                                  ----------       ----------
      Net cash provided by (used for)
      operating activities                             (402)              632
                                                  ----------       ----------

Cash flows from investing activities:
  Distributions from unconsolidated
      joint ventures                                     987            1,769
   Additions to operating investment properties       (2,130)            (107)
  Additional investments in unconsolidated
    joint ventures                                      (277)          (1,527)
                                                 -----------        ---------
Net cash provided by (used for)
    investing activities                              (1,420)             135
                                                  ----------       ----------

Cash flows from financing activities:
  Repayment of principal and deferred
    interest on long-term debt                         (116)           (4,066)
  Issuance of note payable                                 -            3,480
  Payment of deferred financing costs                      -             (146)
  Distributions to partners                             (758)               -
                                                ------------       ----------
      Net cash used for financing activities            (874)            (732)
                                                ------------       ----------

Net increase (decrease) in cash and
 cash equivalents                                     (2,696)              35

Cash and cash equivalents, beginning of period         6,460            6,263
                                                ------------        ---------

Cash and cash equivalents, end of period         $     3,764         $  6,298
                                                 ===========         ========

Cash paid during the period for interest         $       759         $  2,476
                                                 ===========         ========

                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                 (Unaudited)



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

2.  Investments in Unconsolidated Joint Venture Partnerships

        As of December 31, 1995 and 1994, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                   Condensed  Combined  Summary of Operations
  For the three and nine months ended September 30, 1995 and 1994
                                (in thousands)

                                   Three Months Ended     Nine Months Ended
                                     September 30,            September 30,
                                    1995        1994        1995        1994
                                    ----        ----        ----        ----

Revenues:
   Rental revenues and
     expense recoveries          $  2,784    $  2,843     $ 8,138     $ 7,963
   Interest and other income           45          72         140         143
                                 --------    --------     -------     -------
                                    2,829       2,915       8,278       8,106
Expenses:
   Property operating expenses        967         951       2,771       2,668
   Real estate taxes                  620         684       1,879       2,069
   Mortgage interest expense          246         169         682         840
   Interest expense payable to
       partner                        200         200         600         600
   Depreciation and amortization      768         733       2,342       2,237
                                 --------    --------     -------     -------
                                    2,801       2,737       8,274       8,414
                                 --------    --------     -------     -------
Net income (loss)                $     28    $    178     $     4     $  (308)
                                 ========    ========     =======     =======

Net income (loss):
  Partnership's share of
    combined
    income (loss)               $     16     $     60     $  (68)     $  (527)
  Co-venturers' share of
    combined
    incomes (loss)                    12          118          72         219
                                --------     --------     -------     -------
                                $     28     $    178     $     4     $  (308)
                                ========     ========     ======      ========

              Reconciliation of Partnership's  Share of Operations
         For the three and nine months ended September 30, 1995 and 1994
                                (in thousands)

                                   Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                       1995     1994        1995        1994
                                       ----     ----        ----        ----

Partnership's share of combined
   income (loss), as shown above   $    16    $    60     $   (68)  $  (527)
Amortization of excess basis           (12)       (21)        (35)      (64)
                                   --------   --------    -------   -------
Partnership's share of
  unconsolidated
  ventures' income (losses)        $     4    $    39      $ (103)  $  (591)
                                   =======    =======      ======   =======

3. Operating Investment Properties

        At December 31, 1995 and March 31, 1995, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

        The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three and nine months ended December 31, 1995 and 1994 (in thousands):

                                    Three Months Ended      Nine Months Ended
                                      December 31,             December 31,
                                    1995        1994         1995       1994
                                    ----        ----         ----       ----

     Property operating expenses:
      Real estate taxes           $    89      $   30     $   148      $  166
      Repairs and maintenance         169          98         326         249
      Utilities                        30          30         109         100
      Management fees                  42          40          87          85
      Administrative and other        177         130         414         334
                                  -------      ------     -------      ------
                                  $   507      $  328     $ 1,084      $  934
                                  =======       =====     =======      ======

4. Related Party Transactions

        Accounts receivable - affiliates at both December 31, 1995 and March 31, 1995 includes $100,000 due from one joint venture for interest earned on a permanent loan and $117,000 and $100,000, respectively, of investor servicing fees due from three of the joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both December 31, 1995 and March 31, 1995 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures and other affiliates.

        Included in general and administrative expenses for both nine-month periods ended December 31, 1995 and 1994 is $153,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for both of the nine-month periods ended December 31, 1995 and 1994 is $11,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.  Notes Payable

        Notes payable at December 31, 1995 and March 31, 1995 consist of the following (in thousands):

                                                 December 31      March 31

   9.125%  nonrecourse  loan  payable
   to an insurance  company,  which is
   secured by the 625 North Michigan
   Avenue  operating  investment  property.
   Monthly payments  including  interest
   of $55 are due beginning July 1, 1994
   through  maturity  on May 31,  1999.
   The terms of the note  were  modified
   effective May 31, 1994 (see discussion
   below).                                        $ 6,381        $ 6,437

   8.39%  nonrecourse  note  payable
   to an  insurance  company,  which
   is  secured by the  Crystal  Tree
   Commerce     Center     operating
   investment   property.    Monthly
   payments  including  interest  of
   $28  are due  beginning  November
   15,  1994  through   maturity  on
   September     19,    2001    (see
   discussion below).                               3,430           3,463
                                                ---------       ---------
                                                $   9,811        $  9,900
                                                 ========        ========

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

        In addition, during 1986 and 1987 the Partnership received the proceeds from three additional nonrecourse zero coupon loans in the initial amounts of $3 million, $4.5 million and approximately $1.9 million, which were secured by the Warner/Red Hill Business Center, the Monterra Apartments and the Chandler's Reach Apartments, respectively. Legal liability for the repayment of the two loans secured by the Warner/Red Hill and Monterra properties rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. Interest expense on the Warner/Red Hill and Monterra loans accrued at 9.36%, compounded annually, and was due at maturity in August of 1993 and September of 1994, respectively, at which time total principal and interest payments aggregating $5,763,000 and $8,645,000, respectively, became due and payable. The nonrecourse zero coupon loan secured by the Chandler's Reach Apartments, which bore interest at 10.5%, compounded annually, matured on August 1, 1994 with an outstanding balance of $3,462,000. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent to modify and extend the maturity of the Warner/Red Hill zero coupon loan with the existing lender. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The principal balance of the Warner/Red Hill loan as of September 30, 1995 was $5,513,000.

        During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra and Chandler's Reach apartment properties. These three new loans were in the initial principal amounts of $4,920,000 secured by the Monterra Apartments, $3,600,000 secured by the Chandler's Reach Apartments, and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Monterra Apartments and Chandler's Reach Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. As of September 30, 1995, the principal balances of the Monterra and
    Chandler's Reach loans were $4,865,000 and $3,559,000, respectively. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The three new nonrecourse loans have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of $28,000.

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

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed in the Annual  Report,  subsequent  to the  completion of the last of the debt refinancing transactions during fiscal 1995, management performed an analysis of its cash flows and liquidity needs for the purpose of determining the timing and amount of the reinstatement of quarterly distributions to the partners. Based on such analysis, quarterly distributions were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Management had suspended the Partnership's regular quarterly distributions in order to accumulate the funds necessary to complete the refinancings of the zero coupon loans secured by the Warner/Red Hill, Monterra, Chandler's Reach and 625 North Michigan properties. Management believes that it is prudent to distribute cash flow conservatively at the present time due to the capital needs associated with the Partnership's four commercial office/R&D buildings and one retail/office property. Capital improvements are planned at 625 North Michigan over the next two years, including the completion of facade repairs, common area enhancements, elevator control system upgrading and a possible lobby area retail space expansion and renovation. The 625 North Michigan Office Building was 88% occupied as of December 31, 1995. As discussed further below, substantial leasing costs have been incurred at Sunol Center during fiscal 1996, and significant leasing costs could be incurred at 1881 Worcester Road and the Crystal Tree Commerce Center in the near term.

      Leasing at Sunol Center increased to 100% at December 31, 1995 from 32% at March 31, 1995 as a result of two significant lease signings. A tenant that signed a 7-year lease on 39,085 square feet took occupancy during the first quarter, and a tenant which has committed to lease 60,000 square feet took occupancy of 28,000 square feet of such space during the second quarter. Of the balance of this tenant's space, 20,000 square feet had been occupied by another tenant which vacated the property subsequent to the end of the third quarter upon the expiration of its lease. The existing tenant will take occupancy of this space and the remaining 12,000 square feet over the next 10 months. During the first nine months of fiscal 1996, the Partnership funded $2,143,000 to the Sunol Center joint venture primarily to pay for tenant improvements and leasing commissions in connection with the new leases. With the new leasing activity, once all the required capital work is completed no further operating deficits are expected at Sunol Center for the next several years. At Crystal Tree, occupancy increased from 87% to 92% during the quarter ended December 31, 1995 due to the signing of four new leases. The securing of these leases required an initial investment in tenant improvement costs. Market conditions in the south Florida area remain very competitive and continued tenant turnover is likely in the near term. In addition, management completed certain capital improvements at Crystal Tree during the current quarter, including resealing the parking lot, completing a major roof repair, restaining the walkway, refurbishing the main front fountain and completing the repainting of the office tower portion of the property.

     While occupancy at the 1881 Worcester Road Office Building had increased to 100% as of December 31, 1995, a lease with the property's largest tenant is due to expire in July 1996. This tenant, which currently occupies 49% of the building's net leasable area, is considering consolidating its area lease obligations at another location and is not likely to renew its lease at 1881 Worcester Road. The three remaining leases at 1881 Worcester Road are due to expire in calendar 1998. If, as expected, the aforementioned tenant vacates the property in calendar 1996, management plans to make certain capital improvements aimed at making the 1881 Worcester Road property more appealing to traditional office space users. Management believes that these improvements could allow for increased rental rates and a potentially quicker lease up of vacant space. The total costs of completing the improvements are expected to be less than $200,000. At the Warner/Red Hill Business Center, in addition to a decline in occupancy experienced during fiscal 1995, one of the property's major tenants that occupies approximately 25% of the property's net rentable area has been experiencing cash flow problems and has retained a commercial leasing agent to market a portion of its space for sublease. Unless its operations improve in the near-term, this tenant is unlikely to renew its lease which is scheduled to expire in July 1998. Furthermore, to the extent that its operating results deteriorate further, and if the tenant is unable to sublease the space, the Partnership may be unable to collect future rent owed under the lease obligation. The occupancy level of Warner/Red Hill was 86% as of December 31, 1995.

     At December 31, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of $3,764,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly debt service payments, for the funding of capital enhancements and potential leasing costs for the operating investment properties and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties.

Results of Operations

Three Months Ended December 31, 1995

      The Partnership's net loss increased by $196,000 for the three months ended December 31, 1995 when compared to the same period in the prior year. This unfavorable change in net operating results is primarily due to an increase in property operating expenses of $179,000, an increase in depreciation and amortization of $79,000 and an increase in interest expense of $38,000 over the same period in the prior year. The increase in property operating expenses and depreciation and amortization is primarily attributable to the extraordinary maintenance expenses, capital improvements, tenant improvement costs and leasing commissions incurred at both of the consolidated operating properties, Sunol Center and Crystal Tree Commerce Center. The capitalized tenant improvements and leasing commissions incurred also resulted in an increase of $123,000 in rental income for the current three-month period to offset these expenses. Interest expense in the current three-month period increased as a result of the fiscal 1995 debt refinancings, which resulted in the placement of a new loan secured by the Crystal Tree Commerce Center.

Nine Months Ended December 31, 1995

      The Partnership's net loss decreased by $437,000 for the nine months ended December 31, 1995, when compared to the same period in the prior year, primarily due to a decrease in the Partnership's share of unconsolidated venture's losses of $488,000. The Partnership's share of unconsolidated ventures' losses decreased mainly as a result of decreases in the net losses at the Monterra Apartments and Warner/Red Hill joint ventures. The net loss of the Monterra joint venture decreased primarily as a result of a significant decrease in interest expense. The venture's interest expense decreased due to the refinancing of the zero coupon loan secured by Monterra in September 1994. The refinancing transaction changed Monterra's debt from a compounding zero coupon loan with a balance of $8,645,000, bearing interest at 9.36% at the time of the refinancing, to a current pay mortgage loan with an outstanding balance of $4,865,000, bearing interest at 8.45%, at the end of the current quarter. The net loss at the Warner/Red Hill joint venture decreased mainly due to a significant decrease in depreciation expense. Depreciation expense decreased due to the write-down of the operating investment property to its estimated fair value at the end of fiscal 1995 in accordance with SFAS 121, as discussed further in the Partnership's Annual Report. As a result of the write-down, the remaining depreciable basis of the operating investment property was significantly lower than in the prior fiscal year. The decline in the Partnership's share of unconsolidated ventures' losses was partially offset by an increase in the Partnership's operating loss of $51,000, due to increases in property operating expenses and depreciation expense which were partially offset by an increase in rental revenue at the Partnership's consolidated operating properties, as explained further above in the discussion of results for the three-month periods.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Equity Partners, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Equity Partners One Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify First Equity Partners, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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



Dated:  February 13, 1996