Form 10-K405
period 1996-03-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1996-07-01
CIK 766658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    x        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: MARCH 31, 1996
                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-14857

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        Virginia                                           04-2866287
 State of organization)                                (I.R.S.Employer
                                                      dentification  No.)

265 Franklin Street, Boston, Massachusetts                     02110
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

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                    Page

Item        1           Business                                          I-1

Item        2           Properties                                        I-3

Item        3           Legal Proceedings                                 I-4

Item        4           Submission of Matters to a Vote of
                          Security Holders                                I-5

PART II

Item       5            Market for the Partnership's Limited Partnership
                        Interests and Related Security Holder Matters    II-1

Item       6            Selected Financial Data                          II-1

Item       7            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations              II-2

Item       8            Financial Statements and Supplementary Data      II-7

Item       9            Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure           II-7

PART III

Item      10            Directors and Executive Officers of the
                          Partnership                                   III-1

Item      11            Executive Compensation                          III-3

Item      12            Security Ownership of Certain Beneficial
                        Owners and Management                           III-3

Item      13            Certain Relationships and Related Transactions  III-3

PART IV

Item      14            Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                              IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-42

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

     As of March 31, 1996, the Partnership owned directly or through joint venture partnerships the properties or interests in the properties set forth in the following table, which consist of four office/R&D buildings, two apartment complexes and one mixed-use retail/office property.

Name of Joint Venture                       Date of
Name and Type of Property                   Acquisition         Type of
Location                     Size           of Interest       Ownership (1)
- -------------------------    -------------  -----------  -------------------
Crystal Tree Commerce
     Center                  74,923 square   10/23/85    Fee ownership of land
North Palm Beach, FL         feet of retail              and improvements
                             space and
                             40,115 square
                             feet of office
                             space

Warner/Red Hill Associates   93,895           12/18/85   Fee ownership of
Warner/Red Hill Business     net rentable                land and improvements
      Center                 square feet of              (through joint venture)
Tustin, CA                   office space

Crow PaineWebber LaJolla,
      Ltd.                   180 units        7/1/86    Fee ownership of land
Monterra Apartments                                     and improvements
LaJolla, CA                                             (through joint venture)

Sunol Center Associates      116,680 net     8/15/86   Fee ownership of land and
Sunol Center Office          rentable                  improvements (through
   Buildings                 square feet of            joint venture)
                             office space (2)
Pleasanton, CA

Lake Sammamish Limited       166 units       10/1/86   Fee ownership of land and
  Partnership                                            improvements (through
Chandler's Reach Apartments                              joint venture)
Redmond, WA

Framingham - 1881 Associates 64,189 net     12/12/86   Fee ownership of land and
1881 Worcester Road          rentable                    improvements (through
    Office Building          square feet of              joint venture
Framingham, MA               office space

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

      The Partnership's investment objectives are to invest the proceeds raised from the offering of limited partnership units in a diversified portfolio of income-producing properties in order to:

(i)   preserve and protect the original capital invested in the Partnership,
ii) provide the Limited Partners with quarterly cash distributions, a portion of which will be sheltered from current federal income tax liability, and
(iii) achieve long-term capital appreciation through potential appreciation in the values of the Partnership's investment properties.

      Through March 31, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $36,782,000. Quarterly distributions were paid at the rate of 9% per annum on invested capital from inception through the quarter ended December 31, 1988. The distributions were reduced to 6% per annum effective for the quarter ended March 31, 1989 and were paid at that rate through the quarter ended March 31, 1990, at which point they were reduced to 2% per annum. Effective for the quarter ended December 31, 1992, the Partnership suspended the payment of quarterly distributions as part of an overall strategy aimed at accelerating the timetable for repaying the Partnership's zero coupon loans. As discussed further in Item 7, during fiscal 1995 the Partnership completed the refinancings of the zero coupon loans. As a result, distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in all seven of its original investment properties, although, as noted above, the Sunol Center joint venture has sold one of its three office buildings. The proceeds of the sale transaction were used to retire an outstanding zero coupon loan and for reinvestment in certain of the existing joint ventures.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. The market for multi-family residential properties in most markets throughout the country continued its trend of gradual improvement during fiscal 1996, as the ongoing absence of significant new construction activity further improved upon the supply and demand characteristics facing existing properties. Management's plans are presently to hold the majority of the investment properties for long-term investment purposes and to direct the management of the operations of the properties to maximize their long-term values.

      All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The Partnership's shopping center and office buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances. Market conditions for office/R&D space in Pleasanton, California, where the Partnership's Sunol Center property is located, have begun to stabilize after several years of decline. During the fourth quarter of fiscal 1995 the Partnership secured its first new lease at Sunol Center in over four years. During fiscal 1996, several new leases were signed, bringing the property's occupancy level up to 100%. The occupancy level at the 1881 Worcester Road property also increased to 100% during fiscal 1996. However, subsequent to year-end, the building's largest tenant, which occupied 49% of the leasable space, vacated the property at the expiration of its lease agreement. Nonetheless, because market conditions in the suburban Boston area have improved in recent months, management expects to be able to re-lease this space in a relatively short period of time. The competitive conditions faced by the Partnership's Warner/Red Hill investment, on the other hand, remain severe at the present time. Conditions in the market for suburban office/R&D space in the Orange County area continue to be adversely affected by corporate restructurings, cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. In addition, throughout fiscal 1996 the California real estate market continued to be negatively impacted by the state of the region's economy, the recovery of which has generally lagged that of the rest of the country.

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

Item 2.  Properties

      At March 31,  1996,  the  Partnership  had  interests  in seven  operating properties through direct ownership and joint venture partnerships. The properties and the related joint venture partnerships are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                            Percent Occupied At
                                ----------------------------------------------
                                                                        Fiscal
                                                                          1996
                                 6/30/95     9/30/95  12/31/95  3/31/96 Average
                                 -------     -------  --------  -------  ------

Crystal Tree                      98%         87%       92%       92%      92%

Warner/Red Hill                   83%         83%       86%       83%      84%

Monterra Apartments               96%         97%       98%       98%      97%

Sunol Center                      66%         90%      100%      100%      89%

Chandler's Reach Apartments       96%         97%       96%       94%      96%

1881 Worcester Road               79%        100%      100%      100%      95%

625 North Michigan Avenue         87%         90%       88%       89%      89%

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

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1996 there were 8,324 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1996.

Item 6. Selected Financial Data

           PaineWebber Equity Partners One Limited Partnership For the
              years ended March 31, 1996, 1995, 1994, 1993 and 1992
                    (in thousands, except for per Unit data)

                         1996       1995        1994        1993        1992
                         ----       ----        ----        ----        ----

Revenues            $   2,726    $  2,346    $  1,971    $  2,139    $  2,052

Operating loss      $  (1,739)   $ (1,637)   $ (2,196)   $ (2,025)   $ (1,711)

Interest income
 on notes
 receivable from
 unconsolidated
 ventures           $     800  $      800   $     800     $   800    $    800

Partnership's share
  of unconsolidated
  ventures' losses  $   (324)  $     (715)  $  (1,072)    $ (1,048)   $ (1,364)

Partnership's share
  of losses due to
  permanent impairment
  of operating
  investment properties     -    $ (8,703)          -           -           -

Net loss             $ (1,263)   $(10,255)  $  (2,468)   $ (2,273)   $ (2,275)

Net loss
  per Limited
  Partnership Unit   $   (0.62) $   (5.07)  $   (1.22)   $  (1.12)   $   (1.13)

Cash distributions
  per Limited
  Partnership Unit  $      0.50         -         -      $   0.75    $    1.00

Total assets        $  51,255   $  53,572    $ 64,370    $ 66,169    $  69,022

Long-term debt and
  deferred interest $  11,356   $  11,548    $ 12,148    $ 11,273    $  10,389

    The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

    The above net loss and cash distributions per Limited Partnership Unit amounts are based upon the 2,000,000 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership offered limited partnership interests to the public from July 18, 1985 to July 17, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $100,000,000 were received by the Partnership from the sale of Partnership Units. As discussed further below, the Partnership also received proceeds of $17,000,000 from the issuance of four zero coupon loans. The proceeds of such borrowings, net of financing expenses of approximately $275,000, were used to pay the offering and organizational expenses, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of March 31, 1996, the Partnership retained an ownership interest in seven operating investment properties, which consist of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      As previously reported, subsequent to the completion of the last of the zero coupon loan refinancing transactions during fiscal 1995, management performed an analysis of its cash flows and liquidity needs for the purpose of determining the timing and amount of the reinstatement of quarterly distributions to the partners. Based on such analysis, quarterly distributions were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Management had suspended the Partnership's regular quarterly distributions in order to accumulate the funds necessary to complete the refinancings of the zero coupon loans secured by the Warner/Red Hill, Monterra, Chandler's Reach and 625 North Michigan properties. The Partnership originally borrowed $17 million in zero coupon loans to finance its offering costs and related acquisition expenses in order to invest a greater portion of the initial offering proceeds in real estate assets. Management believes that it is prudent to distribute cash flow conservatively at the present time due to the capital needs associated with the Partnership's four commercial office/R&D buildings and one retail/office property. Significant capital improvements are planned at 625 North Michigan over the next two years, including the completion of facade repairs, common area enhancements, elevator control system upgrading and a possible lobby area retail space expansion and renovation. The 625 North Michigan Office Building was 89% occupied as of March 31, 1996. As discussed further below, substantial leasing costs have been incurred at Sunol Center during fiscal 1996, and significant leasing costs could be incurred at 1881 Worcester Road and the Crystal Tree Commerce Center in the near term.

      Leasing at Sunol Center had increased to 100% at March 31, 1996 from 32% at March 31, 1995 as a result of two significant lease signings. A tenant that signed a 7-year lease on 39,085 square feet took occupancy during the first quarter of fiscal 1996, and a tenant which has committed to lease 60,000 square feet took occupancy of 28,000 square feet of such space during the second quarter and an additional 20,000 square feet during the fourth quarter. This tenant will take occupancy of the remaining 12,000 square feet of its leased space over the next 7 months. During fiscal 1996, the Partnership funded $2,620,000 to the Sunol Center joint venture primarily to pay for tenant improvements and leasing commissions in connection with the new leases. With the new leasing activity, once all the required capital work is completed, no further cash flow deficits are expected at Sunol Center for the next several years. The capital work is expected to be substantially completed by the end of the first quarter of fiscal 1997. None of the current leases at Sunol Center expire before April 2001. At Crystal Tree, occupancy had recovered to 92% as of March 31, 1996 after beginning the year at 98% and dropping to 87% in the second quarter. Market conditions in the south Florida area remain very competitive and continued tenant turnover is likely in the near term. In addition, management completed certain capital improvements at Crystal Tree during fiscal 1996, including resealing the parking lot, completing a major roof repair, restaining the walkway, refurbishing the main front fountain and completing the repainting and waterproofing of the majority of the property's exterior.

     While occupancy at the 1881 Worcester Road Office Building had increased to 100% as of March 31, 1996 from its level of 79% as of one year earlier, a lease with the property's largest tenant will expire in July 1996. Subsequent to year-end, this tenant, which had occupied 49% of the building's net leasable area, vacated the building in order to consolidate its area lease obligations at another location. The three remaining leases at 1881 Worcester Road are due to expire in calendar 1998. In addition to its leasing efforts for the significant vacancy which now exists at the property, management plans to make certain capital improvements, primarily to the building's common areas, in fiscal 1997 aimed at making the 1881 Worcester Road property more appealing to traditional office space users. Management believes that these improvements could allow for increased rental rates and a potentially quicker lease up of vacant space in the future. The total costs of completing these improvements are expected to be less than $200,000. The market for office space in the suburban Boston area in which 1881 Worcester Road is located has strengthened during fiscal 1996. Average vacancy levels at similar buildings in the area have now declined below 10%. As a result, management is cautiously optimistic that the vacant space at 1881 Worcester Road will be re-leased within a relatively short period of time. At the Warner/Red Hill Business Center, one of the property's major tenants that occupies approximately 25% of the property's net rentable area has been experiencing cash flow problems and has retained a commercial leasing agent to market a portion of its space for sublease. Unless its operations improve in the near-term, this tenant is unlikely to renew its lease which is scheduled to expire in July 1998. Furthermore, to the extent that its operating results deteriorate further, and if the tenant is unable to sublease the space, the Partnership may be unable to collect future rent owed under the lease obligation. The occupancy level at Warner/Red Hill was 83% as of March 31, 1996, unchanged from its level of one year earlier. Throughout fiscal 1996, the California real estate market in general continued to be adversely affected by the state of the region's economy, which, over the past several years, has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. The state's economic recovery has generally lagged that of the rest of the country. The leasing activity at Sunol Center during the latter half of fiscal 1996 reflects an overall improvement in California's economic climate in recent months. If this general trend were to continue, it could have a positive impact on the leasing status of the Warner/Red Hill property in the near term.

     While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As a result of these market conditions, the current estimated market values of the Partnership's four office building properties and its one mixed-use retail/office property are significantly below their acquisition prices. In light of such circumstances, and as previously reported, in fiscal 1995 the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In
accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of impairment losses on the operating investment properties owned by Warner/Red Hill Associates and Framingham 1881 - Associates. Both impairment losses resulted because, in management's judgment, the physical attributes of these properties and their locations relative to their competition, combined with the lack of near-term prospects for future improvement in market conditions in the local markets in which the properties are located, were not expected to enable the ventures to recover the carrying values of the assets within the Partnership's practicable remaining holding period. In fiscal 1995, Warner/Red Hill Associates recognized an impairment loss of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000 as of December 31, 1994. Also in fiscal 1995, Framingham 1881 - Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000 as of December 31, 1994. Fair value was estimated using independent appraisals of the operating properties. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. The Partnership's share of these impairment losses, including the write-off of the related unamortized excess basis amounts, totalled $8,703,000 and is reflected in the fiscal 1995 statement of operations. The estimated fair values of the Sunol Center, 625 North Michigan and Crystal Tree properties are also below their net carrying amounts. Management's estimates of undiscounted cash flows for all three properties indicate that such carrying amounts are expected to be recovered, but, in the case of 625 North Michigan and Crystal Tree, the reversion values could be less that the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995. The Partnership's share of such amount is reflected in the Partnership's share of unconsolidated ventures' losses in the fiscal 1996 statement of operations. The Partnership commenced recording an additional annual depreciation charge of $65,000 on the Crystal Tree property in fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no change to the depreciation on Sunol Center was required.

     As previously reported, during the fourth quarter of fiscal 1995 the Partnership received an offer to purchase the 1881 Worcester Road property. The proposed purchase price, while in excess of the Partnership's most recent independent appraised value for the property, was substantially below the amount of the Partnership's original investment. Nonetheless, management had agreed to accept the offer because, in their judgment, the property's future appreciation potential was limited over the expected remaining holding period as a result of the market conditions discussed above. However, during the first quarter of fiscal 1996, the prospective buyer withdrew its offer to purchase 1881 Worcester Road. The Partnership has no current plans to market any of its operating investment properties for sale. As discussed further above, the market for office properties in general has just begun to stabilize after several years of decline and the market for retail properties is considered weak at the present time. For these reasons, the Partnership's strategy, at present, would be to hold the office and retail properties until the respective markets recover sufficiently to provide favorable sales opportunities. Notwithstanding this, it is unlikely that the values of the Partnership's office and retail properties will fully recover to their levels of the mid-to-late 1980's within the Partnership's remaining holding period. With respect to the Partnership's two apartment properties, while the market for sales of multi-family properties in most markets has been strong over the past two years, the Monterra and Chandler's Reach properties, which represent a combined 26% of the original investment portfolio, generate a stable cash flow which contributes to the payment of the Partnership's operating costs and operating cash flow distributions. As a result, the Partnership will most likely delay any active sales efforts for these two apartment properties until conditions become more
favorable  for  potential   dispositions  of  the  five  commercial  properties.
Management's hold versus sell decisions will continue to be based on an assessment of the best expected overall returns to the Limited Partners.

     At March 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,042,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties.

Results of Operations
1996 Compared to 1995

      The Partnership's net loss decreased by $8,992,000 in fiscal 1996 when compared to the prior year mainly due to the permanent impairment losses recognized with respect to the Warner/Red Hill and 1881 Worcester Road properties in fiscal 1995, as discussed further above. This favorable change in net loss can also be partly attributed to a decrease of $391,000 in the Partnership's share of unconsolidated ventures' losses. The decrease in the Partnership's share of unconsolidated ventures' losses is primarily due to an increase in net income at the 1881 Worcester Road and 625 North Michigan joint ventures. A decrease in net loss of $280,000 at the Monterra Apartments joint venture also contributed to the decrease in the Partnership's share of unconsolidated ventures' losses in fiscal 1996. Net income at 1881 Worcester Road increased mainly due to an increase in rental revenue of $171,000 as a result of an increase in occupancy from 79% at December 31, 1994 to 100% at December 31, 1995. As noted above, the occupancy at the 1881 Worcester Road property declined to 51% subsequent to the fiscal 1996 year-end. In addition, the venture's depreciation expense decreased in the current year as a result of the impairment loss recorded in calendar 1995. Net income at 625 North Michigan improved mostly due to a decrease in real estate tax expense of $289,000 due to the property's lower value assessment in the current year. In addition, the venture's rental income increased by almost $200,000 in calendar 1995 mainly due to an increase in the property's average occupancy level from 83% in calendar 1994 to 88% in calendar 1995. The effect on the venture's net income of the decrease in real estate taxes and the increase in rental income was partially offset by the $350,000 increase in depreciation expense discussed further above. The favorable change in the Monterra joint venture's net operating results is mainly due to a decrease in interest expense of $268,000 resulting from the refinancing of the zero coupon loan secured by Monterra in calendar 1994. The refinancing transaction changed Monterra's debt from a compounding zero coupon loan with a balance of $8,645,000, bearing interest at 9.36% at the time of the refinancing, to a current pay mortgage loan with an outstanding balance of $4,849,000, bearing interest at 8.45% as of September 27, 1994. The favorable changes in the net operating results of the 1881 Worcester Road, 625 North Michigan and Monterra joint ventures were partially offset by unfavorable changes in the net operating results of the Warner/Red Hill and Chandler's Reach joint ventures. At Warner/Red Hill, an increase in interest expense and a decline in rental revenues, which were partially offset by a decrease in depreciation expense as a result of the 1994 impairment loss, contributed to an increase in the venture's net loss for calendar 1995. The unfavorable change in the net operating results of the Chandler's Reach joint venture can be primarily attributed to an increase in interest expense resulting from the September 1994 refinancing transaction in which the debt secured by Chandler's Reach was transferred from the Partnership's books to the joint venture's books.

      The decrease in the Partnership's share of unconsolidated ventures' losses was partially offset by an increase in the Partnership's operating loss of $102,000. This increase is primarily due to an increase in property operating expenses of $297,000 and an increase in depreciation and amortization expense of $296,000. The increase in property operating expenses is mainly attributable to increases in repairs and maintenance and administrative expenses at both of the consolidated operating properties, Sunol Center and Crystal Tree Commerce Center. Depreciation and amortization expense increased at Sunol Center due to a significant amount of capital expenditures for tenant improvement work and leasing commissions in calendar 1995 which resulted from the leasing activity discussed further above. Depreciation expense increased at Crystal Tree due to the reassessment of the Partnership's depreciation policy discussed further above. In addition, interest and other income decreased by $233,000 in fiscal 1996 when compared to the prior year. Interest income decreased due to a decrease in average outstanding cash balances mainly as a result of the use of reserves to pay for the Sunol Center leasing costs referred to above. The increases in property operating expenses and depreciation and amortization expense and the decrease in interest and other income were partially offset by an increase in rental income of $613,000. Rental income increased primarily due to the significant increase in occupancy at Sunol Center during calendar 1995.

1995 Compared to 1994

     The Partnership's net loss increased by $7,787,000 in fiscal 1995 when compared to the prior year due to the permanent impairment losses recognized with respect to the Warner/Red Hill and 1881 Worcester Road properties in fiscal 1995, as discussed further above. The impact of the impairment losses was partially offset by decreases in the Partnership's operating loss and the Partnership's share of unconsolidated ventures' losses of $559,000 and $357,000, respectively. The Partnership's fiscal 1995 operating loss decreased primarily due to a decrease in the net loss of the Partnership's consolidated joint venture, Sunol Center Associates, and an increase in the net income of the wholly owned Crystal Tree Commerce Center. The net loss at Sunol Center decreased by $198,000 primarily due to an increase in other revenues. Net income of the Crystal Tree Commerce Center increased due to an increase in rental income of $62,000 and a decrease in bad debt expense of $27,000. Rental income increased due to an increase in average occupancy to 98% in fiscal 1995 from 97% in fiscal 1994. In addition to the decrease in net loss at Sunol Center and the increase in net income at Crystal Tree, operating loss decreased due to an increase in interest income and decreases in general and administrative expenses and interest expense. Interest income increased by $126,000 due to a steady increase in interest rates earned on cash and cash equivalents throughout fiscal 1995. General and administrative expense decreased by $87,000 mainly due to a decrease in legal expenses. Interest expense decreased by $41,000 due to the modification and principal paydown of the loan secured by the 625 North Michigan property and the refinancing and payoff of the zero coupon loan which was secured by the Chandler's Reach Apartments. The impact of those two transactions on interest expense was partially offset by the issuance of mortgage debt secured by the Crystal Tree property in September 1994.

     The Partnership's share of unconsolidated ventures' losses decreased by $357,000 in fiscal 1995 when compared to the prior year primarily due to a significant decrease in the net loss at the Warner/Red Hill joint venture prior to the aforementioned impairment loss. Net loss at the Warner/Red Hill joint venture prior to the impairment loss decreased by $336,000 primarily due to a decrease in interest expense as a result of the modification of the zero coupon loan secured by the property. The modification provided for the discontinuation of the compounding of interest and significantly reduced the interest rate on the debt. Rental revenues declined by $200,000 at Warner/Red Hill during calendar 1994 due to a decrease in occupancy during the year. Operations at the Monterra and Chandler's Reach joint ventures remained relatively unchanged in calendar 1994 as slight increases in rental revenues were offset by higher property operating expenses. At 625 North Michigan operations remained stable despite a $219,000 drop in rental revenues due to a substantial decline in real estate taxes for calendar 1994. Operations of the 1881 Worcester Road joint venture improved slightly during calendar 1994 as an increase in occupancy at the property resulted in a $51,000 increase in rental revenues.

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

     An increase in the Partnership's share of unconsolidated ventures' losses also contributed to the increase in net loss for fiscal 1994. The Partnership's share of unconsolidated ventures' losses increased by $24,000 during fiscal 1994. This unfavorable change was primarily due to an increase in bad debt expense and property operating expenses, particularly repairs and maintenance, at 625 North Michigan Avenue and an increase in interest expense at the Monterra Apartments, as the interest on the zero coupon loan continued to compound. These items were partially offset by an increase in other income from the 625 North Michigan joint venture and a decrease in real estate taxes at the Warner/Red Hill Business Center due to the receipt of a tax refund in calendar 1993. Increased rental revenues at the Warner/Red Hill, Monterra Apartments, Chandler's Reach Apartments and 1881 Worcester Road properties were offset by a decline in rental revenues at 625 North Michigan. The decline in rental revenues at 625 North Michigan resulted from a slight decrease in average occupancy and the continued deterioration of effective rental rates, which reflects the extremely competitive market conditions in the downtown Chicago office market. Average occupancy at 625 North Michigan declined from 82% in calendar 1992 to 80% for calendar 1993.

Inflation

     The Partnership commenced operations in 1985 and completed its tenth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

     Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping center and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted, to the extent market conditions allow, to keep pace with inflation as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, the Warner/Red Hill, 625 North Michigan and 1881 Worcester Road office buildings presently have a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

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
  Name                        Office                     Age         to Office

Lawrence A. Cohen       President and Chief
                          Executive Officer              42          5/1/91
Albert Pratt            Director                         85          4/17/85*
J. Richard Sipes        Director                         49          6/9/94
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer        48          10/29/85
James A. Snyder         Senior Vice President            50          7/6/92
John B. Watts III       Senior Vice President            43          6/6/88
David F. Brooks         First Vice President and
                          Assistant Treasurer            53          4/17/85*
Timothy J. Medlock      Vice President and Treasurer     35          6/1/88
Thomas W. Boland        Vice President                   33          12/1/91

*The date of incorporation of the Managing General Partner.

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

    John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

     Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

    The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

    The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 2% per annum on invested capital for all of fiscal 1992 and through the second quarter of fiscal 1993. Effective for the quarter ended December 31, 1992, such distributions were suspended in order to accumulate cash required to repay and refinance the Partnership's zero coupon loans. The last of the refinancing transactions was completed during fiscal 1995. Distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

    All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1996. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1996 is $203,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $11,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

    At March 31, 1996 accounts receivable - affiliates includes $117,000 due from two unconsolidated joint ventures for interest earned on a permanent loan and $123,000 of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable affiliates at March 31, 1996 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

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

   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1996.

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


Dated:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                   Date: June 28, 1996
   ---------------------------              -------------
   Albert Pratt
   Director




By:/s/ J. Richard Sipes               Date: June 28, 1996
   ---------------------------              -------------
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS

                                             Page Number in the Report
Exhibit No. Description of Document          Or Other Reference

(3) and (4) Prospectus of the Partnership    Filed with the Commission pursuant
            dated July 18, 1985, as          to Rule 424(c) and incorporated
            supplemented, with particular    herein by reference.
            reference to the Restated
            Certificate and Agreement of
            Limited Partnership


(10)        Material contracts previously    Filed with the Commission pursuant
            filed as exhibits to registra-   to Section 13 or 15(d) of the
            tion statements and amendments   Securities Act of 1934
            thereto of the registrant        incorporated herein by
            together with all such           reference.
            contracts filed as exhibits
            of previously filed Forms 8-K
            and Forms 10-K are hereby
            incorporated herein by reference.


(13)      Annual Report to Limited Partners   No Annual Report for fiscal year
                                              1996 has been sent to the Limited
                                              Partners. An Annual Report will be
                                              sent to the Limited Partners
                                              subsequent to this filing.

(22)      List of subsidiaries                Included in Item I of Part I of
                                              this Report Page I-1, to which
                                              reference is hereby made.

(27)      Financial Data Schedule             Filed as the last page of EDGAR
                                              submission following the Financial
                                              Statements and Financial Statement
                                              Schedule required by Item 14.

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

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    Reference

PaineWebber Equity Partners One Limited Partnership:

   Reports of independent auditors                                    F-2

   Consolidated balance sheets as of March 31, 1996 and 1995          F-4

   Consolidated statements of operations for the years ended
      March 31, 1996, 1995 and 1994                                   F-5

   Consolidated statements of changes in partners' capital
      (deficit) for the years ended March 31, 1996, 1995
      and 1994                                                        F-6

   Consolidated statements of cash flows for the years
     ended March 31, 1996, 1995 and 1994                              F-7

   Notes to consolidated financial statements                         F-8

   Schedule III - Real Estate and Accumulated Depreciation           F-29


Combined Joint Ventures of PaineWebber Equity Partners One Limited
Partnership:

   Reports of independent auditors                                   F-30

   Combined balance sheets as of December 31, 1995 and 1994          F-32

   Combined statements of operations and changes in venturers'
       capital for the years ended December 31, 1995, 1994
       and 1993                                                      F-33

   Combined statements of cash flows for the years ended
      December 31, 1995, 1994 and 1993                               F-34

   Notes to combined financial statements                            F-35

   Schedule III - Real Estate and Accumulated Depreciation           F-42



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

                        REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners One Limited Partnership as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Warner/Red Hill Associates (an unconsolidated joint venture) as of December 31, 1994 and for each of the two years in the period ended December 31, 1994 have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Warner/Red Hill Associates as of December 31, 1994 and for each of the two years in the period ended December 31, 1994, it is based solely on their report. In the consolidated financial statements, the Partnership's investment in Warner/Red Hill Associates is stated at $(1,325,000) at March 31, 1995 and the Partnership's equity in the net loss of Warner/Red Hill Associates is stated at $5,687,000 and $491,000 for the years ended March 31, 1995 and 1994, respectively.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners One Limited Partnership at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in fiscal 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."





                               /s/ Ernst & Young LLP
                               ERNST & YOUNG LLP

Boston, Massachusetts
June 26, 1996

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

     As discussed in Note 2 to the financial statements, Warner/Redhill Associates changed its method of accounting for its operating investment property during the year ended December 31, 1994 to adopt the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of."





                             /s/ KPMG PEAT MARWICK LLP
                             KPMG PEAT MARWICK LLP




Los Angeles, California
February 1, 1995, except
for the paragraph entitled
Operating Investment Property in
Note 2 to the financial statements,
which is as of July 7, 1995

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1996 and 1995
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                        1996            1995
                                                        ----            ----
Operating investment properties:
   Land                                          $     3,962       $    3,962
   Building and improvements                          27,771           25,769
                                                 -----------      -----------
                                                      31,733           29,731
   Less accumulated depreciation                      (9,499)          (8,222)
                                                ------------      -----------
                                                      22,234           21,509

Investments in unconsolidated joint ventures          23,728           25,036
Cash and cash equivalents                              4,042            6,460
Prepaid expenses                                          13               12
Accounts receivable, less allowance for
   possible uncollectible
   amounts of $89 ($50 in 1995)                           81               77
Accounts receivable - affiliates                         255              215
Deferred rent receivable                                 185               29
Deferred expenses, net                                   717              234
                                                ------------     ------------
                                                 $    51,255      $    53,572
                                                 ===========      ===========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses          $         373     $        224
Interest payable                                          60               61
Bonds payable                                          1,576            1,648
Mortgage notes payable                                 9,780            9,900
                                               -------------     ------------
      Total liabilities                               11,789           11,833

Co-venturer's share of net assets of
  consolidated joint venture                             187              187

Partners' capital:
   General Partners:
     Capital contributions                                 1                1
     Cumulative net income (loss)                         51               65
     Cumulative cash distributions                      (988)            (978)

   Limited Partners ($50 per unit;
      2,000,000 Units outstanding):
     Capital contributions, net of offering costs     90,055           90,055
     Cumulative net income (loss)                    (13,058)         (11,809)
     Cumulative cash distributions                   (36,782)         (35,782)
                                                ------------     ------------
      Total partners' capital                         39,279           41,552
                                                ------------     ------------
                                                 $    51,255      $    53,572
                                                 ===========      ===========



                            See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended
                          March 31, 1996, 1995 and 1994
                    (In thousands, except for per Unit data)


                                                1996        1995         1994
                                                ----        ----         ----

Revenues:
   Rental income and expense reimbursements   $ 2,449     $ 1,836     $ 1,776
   Interest and other income                      277         510         195
                                                ------     ------       ------
                                                2,726       2,346       1,971

Expenses:
   Interest expense                             1,027       1,022       1,063
   Depreciation and amortization                1,364       1,068       1,057
   Property operating expenses                  1,279         982         963
   Real estate taxes                              217         248         307
   General and administrative                     539         613         700
   Bad debt expense                                39          50          77
                                                -----       -----       ------
                                                4,465       3,983       4,167
                                                -----       -----       -----
Operating loss                                 (1,739)     (1,637)     (2,196)

Investment income:
   Interest income on notes receivable
      from unconsolidated ventures                800         800         800
   Partnership's share of
      unconsolidated ventures' losses            (324)       (715)     (1,072)
   Partnership's share of
      losses due to permanent
      impairment of operating
      investment properties                         -      (8,703)           -
                                                -----      ------       ------

Net loss                                     $ (1,263)  $ (10,255)   $ (2,468)
                                             ========   =========    =========

Net loss per Limited Partnership Unit         $ (0.62)    $ (5.07)     $(1.22)
                                              =======     =======      =======

Cash distributions per Limited
   Partnership Unit                            $  0.50 $        -   $       -
                                               ======= ==========   =========


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding for each year.








                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the
                    years ended March 31, 1996, 1995 and 1994
                                 (In thousands)


                                       General        Limited
                                        Partners      Partners      Total

Balance at March 31, 1993           $    (778)      $ 55,053       $54,275

Net loss                                  (26)        (2,442)       (2,468)
                                    ---------       --------       -------

Balance at March 31, 1994                (804)        52,611        51,807

Net loss                                 (108)       (10,147)      (10,255)
                                    ---------       --------       --------

Balance at March 31, 1995                (912)        42,464        41,552

Cash distributions                        (10)        (1,000)       (1,010)

Net loss                                  (14)        (1,249)       (1,263)
                                    ---------       --------       -------

Balance at March 31, 1996           $    (936)      $ 40,215       $39,279
                                    =========       ========       =======






















                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended
                          March 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996         1995       1994
                                                ----         ----       ----
Cash flows from operating activities:
  Net loss                                   $ (1,263)     $(10,255)  $ (2,468)
  Adjustments to reconcile net loss
        to net cash provided by operating
        activities:
   Partnership's share of losses due to
        permanent impairment of operating
        investment properties                       -         8,703          -
   Partnership's share of unconsolidated
         ventures' losses                         324           715      1,072
   Depreciation and amortization                1,364         1,068      1,057
   Amortization of deferred financing costs        20            10          -
   Bad debt expense                                39            50         77
   Interest expense                                 -           229        936
   Changes in assets and liabilities:
     Escrowed cash                                  -           144       (144)
     Prepaid expenses                              (1)           (1)         -
     Accounts receivable                          (43)          (72)         6
     Accounts receivable - affiliates             (40)          154        (28)
     Deferred rent receivable                    (156)           17          3
     Deferred expenses                            (33)         (169)       (38)
     Accounts payable and accrued expenses        149            57       (103)
     Accounts payable - affiliates                  -             -       (102)
     Interest payable                              (1)            -          -
                                               ------       -------      ------
        Total adjustments                       1,622        10,905      2,736
                                               ------       -------      ------
        Net cash provided by operating
           activities                             359           650        268

Cash flows from investing activities:
  Additions to operating investment properties (2,002)          (95)      (150)
  Payment of leasing commissions                 (557)            -          -
  Distributions from unconsolidated
      joint ventures                            1,332         5,654      1,988
  Additional investments in unconsolidated
   joint ventures                                (348)        5,183)      (252)
                                               ------       -------      ------
        Net cash provided by (used in)
           investing activities                (1,575)          376       1,586

Cash flows from financing activities:
  Repayment of principal and deferred interest
   on long-term debt                             (120)       (4,073)         -
  Payments on district bond assessments           (72)         (297)       (61)
  District bond assessments                         -            61          -
  Distributions to partners                    (1,010)            -          -
  Issuance of note payable                          -         3,480          -
                                               ------       -------      ------

        Net cash used in financing activities  (1,202)         (829)       (61)
                                                ------       -------      ------

Net (decrease) increase in cash and
         cash equivalents                      (2,418)          197       1,793

Cash and cash equivalents, beginning of year    6,460         6,263       4,470
                                               ------       -------      ------

Cash and cash equivalents, end of year       $  4,042     $   6,460    $  6,263
                                             ========     =========    ========

Cash paid during the year for interest       $  1,008     $   2,322    $    127
                                             ========     =========   =========


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

2.  Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended March 31, 1996. Actual results could differ from the estimates and assumptions used.

        The accompanying financial statements include the Partnership's investment in six joint venture partnerships which own operating properties. In addition, the Partnership owns one property directly, as further described in Note 4. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. All of the joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of joint ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

        As further discussed in Note 4, the Partnership acquired control of the Sunol Center joint venture in fiscal 1992. Accordingly, the joint venture is presented on a consolidated basis in the accompanying financial statements. As discussed above, the Sunol Center joint venture has a December 31 year-end and operations of the venture continue to be reported on a three-month lag. All material transactions between the Partnership and its consolidated joint venture, except for lag-period cash transfers, have been eliminated in consolidation. Such lag-period cash transfers are accounted for as advances to or from consolidated venture.

        Effective  for  fiscal  1995,  the  Partnership   adopted  Statement  of
    Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to account for its operating investment properties. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, impairment losses on the operating investment properties owned by certain unconsolidated joint ventures were recognized in fiscal 1995. Such losses are described in more detail in Note 5.

        Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over estimated useful lives of five-to-thirty years. During fiscal 1996, circumstances indicated that the wholly owned Crystal Tree Commerce Center operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the Partnership commenced recording an additional annual charge to depreciation expense of $65,000 in fiscal 1996 to adjust the carrying value of the Crystal Tree property such that it will match the expected reversion value at the time of disposition. Such an annual charge will continue to be recorded in future periods. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

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

       The cash and cash equivalents, receivables, accounts payable and accrued expenses, interest payable, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of bonds payable and mortgage notes payable, the carrying amount of these assets and liabilities approximates their fair value as of March 31, 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

        Certain fiscal 1995 and 1994 amounts have been reclassified to conform to the fiscal 1996 presentation.

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

        All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. During fiscal 1993, the Partnership suspended all distributions to Limited Partners. Quarterly distributions to Limited Partners were reinstated beginning with the quarter ended March 31, 1995 at a rate of 1%. As a result no management fees were earned for the fiscal years ended March 31, 1996, 1995 and 1994. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

        Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 is $203,000, $210,000 and $202,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $11,000, $19,000 and $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

        At March 31, 1996 and 1995, accounts receivable - affiliates includes $117,000 and $100,000, respectively, due from two unconsolidated joint ventures for interest earned on permanent loans and $123,000 and $100,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1996 and 1995 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.


4.  Operating Investment Properties

        At March 31, 1996 and 1995, the Partnership's balance sheet includes two operating investment properties: (1) the wholly-owned Crystal Tree Commerce Center; and (2) the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority owned and controlled joint venture. The Partnership acquired a controlling interest in Sunol Center Associates during fiscal 1992. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis. Descriptions of the operating investment properties and the agreements through which the Partnership acquired its interests in the properties are provided below.

    Crystal Tree Commerce Center

        The Partnership acquired an interest in North Palm Crystal Associates (the "joint venture"), a Florida general partnership organized on October 23, 1985 in accordance with a joint venture agreement between the Partnership and Caruscan of Palm Beach Inc., a Florida corporation (the "co-venturer") to own and operate the Crystal Tree Commerce Center (the "property"). The property consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing an aggregate of 40,115 square feet of leasable office space, each of which was completed in 1983. The property, which was 92% occupied as of March 31, 1996, is located in North Palm Beach, Florida.

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

        The joint venture agreement provided that for the period from August 15, 1986 to July 31, 1989 for two buildings (one of these two buildings was sold on February 28, 1990) and August 15, 1986 to July 31, 1990 for one building, to the extent that the Partnership required funds to cover operating deficits or to fund shortfalls in the Partnership's Preference Return, as defined, the co-venturer was required to contribute such amounts to the Partnership. For financial reporting purposes, certain of the contributions made by the co-venturer to cover such deficits and shortfalls were treated as a reduction of the purchase price of the Property. The co-venturer defaulted on the guaranty obligation in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992 when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a three-year non-interest bearing promissory note payable to the Partnership in the amount of $126,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Subsequent to the execution of the note, the maturity date was extended to March 31, 1996. Through March 31, 1996, payments totalling $53,726 had been received on the note and recorded as a reduction to the carrying value of the operating investment properties. The balance due on this note of $72,274 had not been received as of March 31, 1996. The Partnership will pursue collection of this balance in fiscal 1997.

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

        The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and Sunol Center Office Building for the years ended March 31, 1996, 1995 and 1994 (in thousands):

                                                 1996       1995        1994
                                                 ----       ----        ----
      Property operating expenses:
         Repairs and maintenance            $     299     $   187      $  165
         Utilities                                170         132         130
         Insurance                                 58          55          54
         Administrative and other                 726         582         523
         Management fees                           26          26          91
                                             --------     -------      -------
                                             $  1,279     $   982      $  963
                                             ========     =======      ======

5.  Investments in Unconsolidated Joint Ventures

        As of March 31, 1996 and 1995, the Partnership had investments in five unconsolidated joint ventures which own operating investment properties. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

        Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:
                      Condensed Combined Balance Sheets
                          December 31, 1995 and 1994
                                (in thousands)

                                    Assets
                                                            1995        1994

    Current assets                                      $   1,752   $   1,471
    Operating investment properties, net                   57,677      59,942
    Other assets                                            4,082       4,223
                                                         --------    --------
                                                         $ 63,511    $ 65,636
                                                         ========    ========
                           Liabilities and Capital

    Current liabilities                                 $   5,207   $   5,169
    Other liabilities                                         291         214
    Long-term debt and notes payable to venturers          21,631      21,877
    Partnership's share of combined capital                13,437      14,785
    Co-venturers' share of combined capital                22,945      23,591
                                                         --------    --------
                                                         $ 63,511    $ 65,636
                                                         ========    ========

          Condensed Combined Summary of Operations For the years ended
                        December 31, 1995, 1994 and 1993
                                 (in thousands)

                                                1995        1994        1993
                                                ----        ----        ----

   Revenues:
     Rental income and expense recoveries     $10,691     $10,326     $10,654
     Interest and other income                    246         262         338
                                              -------     -------      ------
        Total revenues                         10,937      10,588      10,992

   Expenses:
     Property operating expenses                3,928       4,107       4,103
     Real estate taxes                          1,980       2,263       2,581
     Mortgage interest expense                  1,089         945       1,371
     Interest expense payable to partner          800         800         800
     Depreciation and amortization              3,180       3,127       3,108
     Losses due to permanent impairment of
        operating investment properties             -       9,767           -
                                              -------     -------      ------
                                               10,977      21,009      11,963
                                              -------     -------      ------
    Net loss                                $     (40)   $(10,421)    $   (971)
                                            =========    ========      =======

    Net loss:
     Partnership's share of
      combined net income (loss)             $   (278)  $  (8,800)    $  (987)
     Co-venturers' share of
      combined net income (loss)                  238      (1,621)         16
                                             --------    --------      ------
                                             $    (40)  $ (10,421)    $   (971)
                                              =======    ========      =======

                  Reconciliation of Partnership's Investment
                           March 31, 1996 and 1995
                                (in thousands)

                                                            1996        1995
    Partnership's share of capital at
      December 31, as shown above                        $ 13,437    $ 14,785
    Excess basis due to investment in joint ventures,
           net (1)                                            965       1,011
    Partnership's share of ventures' current liabilities
      and long-term debt                                    9,600       9,536
    Timing differences due to distributions received
      from and contributions sent to joint ventures
      subsequent to December 31 (see Note 2)                 (274)       (296)
                                                          -------     --------
         Investments in unconsolidated joint ventures,
         at equity at March 31                           $ 23,728    $ 25,036
                                                         ========    ========

(1) The Partnership's investments in joint ventures exceeds its share of the combined joint ventures' capital accounts by approximately $965,000 and $1,011,000 at March 31, 1996 and 1995, respectively. This amount, which represents acquisition fees and other expenses incurred by the Partnership in connection with the acquisition of its joint venture interests is being amortized over the estimated useful lives of the related operating properties (generally 30 years). Excess basis related to investments in joint ventures which have recognized impairment losses on their operating investment properties during calendar 1994 were fully written off in fiscal 1995. Such write-off is included in the Partnership's share of losses due to permanent impairment of operating investment properties on the accompanying statement of operations. See the further discussion below.

             Reconciliation of Partnership's Share of Operations
                        March 31, 1996, 1995 and 1994
                                (in thousands)

                                                  1996       1995       1994
                                                  ----       ----       ----
    Partnership's share of combined net loss
      as shown above                        $    (278)    $(8,800)   $   (987)
    Amortization of excess basis                  (46)       (618)        (85)
                                             --------      ------     -------
    Partnership's share of unconsolidated
      ventures' net loss                    $    (324)    $(9,418)    $(1,072)
                                            =========     =======     ========

         Partnership's share of unconsolidated ventures' net loss is presented as follows in the accompanying statements of operations (in thousands):

                                                  1996       1995       1994
                                                  ----       ----       ----

    Partnership's share of unconsolidated
       ventures' losses                     $    (324)   $   (715)    $(1,072)
    Partnership's share of losses due to
       permanent impairment of
       operating investment properties              -      (8,703)           -
                                             --------     -------      -------
                                            $    (324)    $(9,418)    $(1,072)
                                            =========     =======     ========

        Investments  in  unconsolidated   joint  ventures,   at  equity  is  the
    Partnership's net investment in the unconsolidated joint venture partnerships. These joint ventures are subject to Partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

        Investments in unconsolidated joint ventures at equity on the balance sheet at March 31, 1996 and 1995 is comprised of the following equity method carrying values (in thousands):

                                                           1996         1995
    Investments in joint ventures, at equity:
      Warner/Red Hill Associates                        $  (1,541)   $ (1,325)
      Crow PaineWebber LaJolla, Ltd.                        2,198       2,485
      Lake Sammamish Limited Partnership                     (775)       (575)
      Framingham 1881 - Associates                          2,243       2,243
      Chicago-625 Partnership                              13,603      14,208
                                                         --------     -------
                                                           15,728      17,036
    Notes receivable:
      Crow PaineWebber LaJolla, Ltd.                        4,000       4,000
      Lake Sammamish Limited Partnership                    4,000       4,000
                                                         --------    --------
                                                            8,000       8,000
                                                         --------     -------
                                                          $23,728     $25,036
                                                          =======     =======

        Cash distributions received from the Partnership's unconsolidated joint ventures for the years ended March 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                1996        1995        1994
                                                ----        ----        ----

    Warner/Red Hill Associates               $    333    $    713    $     60
    Crow PaineWebber LaJolla, Ltd.                 57         414         800
    Lake Sammamish Limited Partnership             76       3,759         264
    Framingham 1881 - Associates                   70           -           -
    Chicago - 625 Partnership                     796         768         864
                                              -------     -------     -------
                                              $ 1,332     $ 5,654     $ 1,988
                                              =======     =======     =======

        For each of the years ended March 31, 1996, 1995 and 1994, the Partnership earned interest income of $800,000 from the notes receivable described below in the discussions of Crow PaineWebber LaJolla, Ltd. and Lake Sammamish Limited Partnership. It is not practicable for management to estimate the fair value of the notes receivable from the joint ventures without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants.

        Descriptions of the properties owned by the unconsolidated joint ventures and the terms of the joint venture agreements are summarized as follows:

a.  Warner/Red Hill Associates

        The Partnership acquired an interest in Warner/Red Hill Associates (the "joint venture"), a California general partnership organized on December 18, 1985 in accordance with a joint venture agreement between the Partnership and Los Angeles Warner Red Hill Company Ltd., (the co-venturer), to own and operate the Warner/Red Hill Business Center (the "Property"). The co-venturer is an affiliate of The Paragon Group. The Property consists of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The Property, which was 83% leased as of March 31, 1996, is part of a 4,200 acre business complex in Tustin, California.

        As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Warner/Red Hill Associates. The impairment loss resulted because, in management's judgment, the physical attributes of this property and its location relative to its competition, combined with the lack of near-term prospects for future improvement in market conditions in the Orange County market in which the property is located, were not expected to enable the venture to recover the carrying value of the asset within the practicable remaining holding period given the improving market conditions of the Partnership's other investment properties and the possible opportunities to sell these other properties over the next 5 to 7 years. Warner/Red Hill Associates recognized an impairment loss of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000 as of December 31, 1994. The Partnership's share of the impairment loss was $5,251,000. Fair value was estimated using an independent appraisal of the operating property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

        The aggregate cash investment in the joint venture by the Partnership was $12,658,000 (including acquisition fees of $367,000 paid to the Adviser and closing costs of $6,000). The property was encumbered by a construction loan payable to a bank and a note payable to the co-venturer totalling $11,200,000 at the time of purchase. The construction loan was repaid during 1986 from the proceeds of the Partnership's capital contribution. At March 31, 1996 the property is encumbered by a $5,481,000 loan (see Note 6).

        The co-venturer agreed to contribute, in the form of loans to the joint venture, all funds that were necessary so the joint venture could distribute the Partnership's full minimum preference return (described below) through December 31, 1989. Such contributions (the "Mandatory Capital") will accrue a return to the co-venturer at prime plus 1%, compounded annually. Through December 31, 1989 the co-venturer had contributed $524,000 pursuant to such requirements. The unpaid accrued preference return on Mandatory Capital was $403,000 and $320,000 at December 31, 1995 and 1994, respectively. If the joint venture requires additional funds subsequent to December 31, 1989, such funds are to be provided in the form of loans, 85% by the Partnership and 15% by the co-venturer. In the event that a partner does not contribute its share of additional funds (Defaulting Partner), the other partner may contribute such funds to the joint venture in the form of loans (Default Loans). Such Default Loans bear interest at twice the rate of regular notes to partners up to the maximum rate legally allowed. In addition, the Defaulting Partner's share of net cash flow and cash flow from the sale or refinancing proceeds are to be reduced, with a corresponding increase in the other partner's share, in accordance with a formula defined in the partnership agreement. The Partnership advanced 100% of the funds required by the joint venture during calendar 1995. Such advances totalled $63,000, of which $10,000 was classified as Default Loans. Unpaid accrued interest on Notes to Partners totals $657,000 and $482,000 at December 31, 1995 and 1994, respectively.

        The joint venture agreement provides that net cash flow (as defined), to the extent available, will be distributed as follows: First, the Partnership will receive a cumulative preference return, payable quarterly until paid in full, of $1,225,000 per year (or, if less, 10% per annum of the Partnership's investment). Second, remaining available net cash flow shall be used to make payments to the partners at a percentage equal to the prime rate of interest plus 1% on additional loans, (as described above) made by the partners to the Partnership. Third, remaining available net cash flow shall be used to make a payment to the co-venturer at a percentage equal to the prime rate of interest plus 1%, compounded annually, of capital contributions which, in accordance with the joint venture agreement, were required to be made by the co-venturer during 1988 and 1989 if net cash flow was insufficient to fund the Partnership's preference return. Fourth, any remaining net cash flow shall be used to make a payment to the Partnership at a percentage equal to the prime rate of interest plus 1% of any accumulated but unpaid Partnership preference return. Fifth, any remaining net cash flow shall be distributed on an annual basis in the ratio of 92.5% to the Partnership and 7.5% to the co-venturer (including adjustments for Default Loans). The cumulative unpaid preference return due the Partnership at December 31, 1995 is $6,023,000, including accrued interest of $1,358,000.

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

        Proceeds from sale or  refinancing  shall be  distributed as follows:
    1) to the Partnership in an amount equal to the Partnership's original investment (including the additional contributions discussed above; 2) to the co-venturer in an amount equal to any required additional capital contributions made by it as discussed above; 3) to the Partnership in an amount equal to the cumulative Partnership preference return not yet paid; 4) to each partner pro rata to the extent of any other additional contributions of capital made by that partner and 5) the remaining balance 90% to the Partnership and 10% to the co-venturer (including adjustments for Default Loans).

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

b.  Crow PaineWebber LaJolla, Ltd.

        On July 1, 1986 the Partnership acquired an interest in Crow PaineWebber LaJolla, Ltd. (the "joint venture"), a Texas limited partnership organized in accordance with a joint venture agreement between the Partnership and Crow-Western #302 - San Diego Limited Partnership, a Texas limited partnership (the "co-venturer"), to construct and operate the Monterra Apartments (the "Property"). The co-venturer is an affiliate of the Trammell Crow organization. The Property, which was 98% occupied as of March 31, 1996, consists of garden-style apartments situated on 7 acres of land and includes 180 one-and two-bedroom units, comprising approximately 136,000 square feet in LaJolla, California.

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

        Net cash flow from operations of the joint venture is to be distributed quarterly in the following order of priority: 1) the Partnership and the co-venturer will each be repaid accrued interest and principal, in that order, on any optional loans (as described below) they made to the joint venture; 2) the Partnership will receive a cumulative annual preferred return of 10% per annum on the Partnership's Investment; and 3) any remaining net cash flow will be distributed 85% to the Partnership and 15% to the co-venturer. The cumulative unfunded amount relating to the Partnership's preferential return is $4,043,000 at December 31, 1995.

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

        The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on July 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1996, 1995 and 1994.

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

c.  Lake Sammamish Limited Partnership

        The Partnership acquired an interest in Lake Sammamish Limited Partnership (the "Joint Venture"), a Texas limited partnership organized on October 1, 1986 in accordance with a joint venture agreement between the Partnership, Crow-Western #504-Lake Sammamish Limited Partnership ("Crow") and Trammell S. Crow (the "Limited Partner") to own and operate Chandler's Reach Apartments (the "Property"). The Property is situated on 8.5 acres of land and consists of 166 units with approximately 135,110 net rentable square feet in eleven two-and three-story buildings. The property, which was 94% occupied as of March 31, 1996, is located in Redmond, Washington.

        The aggregate cash investment (including a Permanent Loan of $4,000,000) in the joint venture by the Partnership was $10,541,000 (including an acquisition fee of $340,000 paid to the Adviser). At March 31, 1996, the property was encumbered by a loan with a principal amount of $3,547,000 (see
    Note 6).

        Net cash flow (as defined) is to be distributed quarterly in the following order of priority: First, the Partnership and Crow will each be repaid accrued interest and principal, in that order, on any optional loans. Second, the Partnership will receive a cumulative annual preferred return of 10% per annum of its Investment. Third, to the extent of available net cash flow prior to the end of the Guaranty Period, the Partnership will receive a distribution equal to $350,000. Fourth, any remaining net cash flow will be distributed 75% to the Partnership and 25% to Crow and the Limited
    Partnership (subject to "Adjustment" as defined below). The preference payable to the Partnership pursuant to the second clause above will be reduced by any amounts distributed as a return on capital and in proportion to the amount distributed as a return of capital through sale or refinancing. The cumulative amount of the preference return due to the Partnership at December 31, 1995 is approximately $2,243,000.

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

        The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on October 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1996, 1995 and 1994.

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

        As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Framingham 1881 - Associates. The impairment loss resulted because, in management's judgment, the physical attributes of this property and its location relative to its competition, combined with the lack of near-term prospects for future improvement in market conditions in the local Boston area market in which the property is located, were not expected to enable the venture to recover the carrying value of the asset within the practicable remaining holding period given the improving market conditions of the Partnership's other investment properties and the possible opportunities to sell these other properties over the next 5 to 7 years. Framingham 1881 - Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000 as of December 31, 1994. The Partnership's share of the impairment loss was $2,919,000. Fair value was estimated using an independent appraisal of the operating property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

        The aggregate cash investment in the joint venture by the Partnership was $7,377,000 (including an acquisition fee of $265,000 paid to the Adviser and legal and audit fees of $7,000). The Property was originally encumbered by a construction note payable totalling $4,029,000. This note was repaid from the proceeds of the contribution from the Partnership.

        The Selling Partners agreed to contribute to the joint venture through November 30, 1987 the amount by which the Partnership's minimum preference return (described below) for each month exceeds the greater of (i) the amount of Net Cash Flow (if Net Cash Flow was a positive amount) or (ii) zero (if Net Cash Flow was a negative amount). Such contributions (the "Mandatory Contributions") will be deemed as capital contributions by the Selling Partners. Thereafter, and until November 30, 1989, the Selling Partners agreed to contribute, as capital contributions, to the joint venture all funds that were required to eliminate the Net Cash Flow Shortfall and enable the Partnership to receive its monthly Preference Return. Any contributions made in the period commencing December 1, 1987 and ending November 30, 1989 were subject to a cumulative rate of return payable out of available Net Cash Flow of 9.5% per annum from the date the Mandatory Contribution was made until returned (or until November 30, 1991) and if still outstanding as of November 30, 1991 at the rate of 9.75% per annum thereafter. Amounts contributed by the Selling Partners and not yet returned aggregate $288,000 at December 31, 1995. These contributions commencing December 1, 1987 are also subject to a priority return from Capital Proceeds as outlined in the joint venture agreement.

        The joint venture agreement provides that net cash flow (as defined), to the extent available, will generally be distributed monthly in the following order of priority: First, beginning December 31, 1989 the Partnership and the Selling Partners will each be paid accrued interest on any advances they made to the Partnership. Second, the Partnership will receive a cumulative annual preferred return of 9.5% per annum on its Net Investment for the first five years after the Closing Date and 9.75% per annum on its Net Investment thereafter. Third, the Partnership and the Selling Partners will be paid accrued interest on advances from net cash flow generated through November 30, 1989. Fourth, the Selling Partners will receive an amount equal to Mandatory Contributions. Fifth, the Selling Partners will receive a preferred return on Mandatory Contributions made in year 2 and year 3, if any, of 9.5% per annum through November 30, 1991 and 9.75% per annum thereafter. Sixth, payment will be made to the Capital Reserve, as defined in the joint venture agreement. Seventh, remaining net cash flow will be distributed 70% to the Partnership and 30% to the Selling Partners. The amount of the preference payable to the Partnership pursuant to the second clause above is calculated as a percentage of capital remaining after any amounts are distributed as a return on capital and by any amounts distributed as a return of capital through sale or refinancing. The cumulative unpaid preference return payable to the Partnership at December 31, 1995 was $3,879,000.

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

e.  Chicago - 625 Partnership

      The Partnership acquired an interest in Chicago - 625 Partnership (the "joint venture"), an Illinois general partnership organized on December 16, 1986 in accordance with a joint venture agreement between the Partnership, an affiliate of the Partnership and Michigan-Ontario Limited, an Illinois limited partnership and affiliate of Golub & Company (the "co-venturer"), to own and operate 625 North Michigan Avenue Office Tower (the "property"). The property is a 27-story commercial office tower containing an aggregate of 324,829 square feet of leasable space on approximately .38 acres of land. The property, which was 89% leased as of March 31, 1996, is located in Chicago, Illinois.

        The aggregate cash investment made by the Partnership for its current interest was $17,278,000 (including an acquisition fee of $383,000 paid to the Adviser). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners Two Limited Partnership (PWEP2), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP2's aggregate cash investment for its current interest was $26,010,000 (including an acquisition fee of $1,316,000 paid to
    PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP2 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP2. The Partnership made Leasing Expense Contributions totalling approximately $2,244,000 through March 31, 1993. No Leasing Expense Contributions have been made since March 31, 1993.

        During calendar 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. The Partnership's share of such amount is reflected in the Partnership's share of unconsolidated ventures' losses in fiscal 1996. Such an annual charge will continue to be recorded in future periods.

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

        Net cash flow, as defined, is to be distributed, within 15 days after the end of each calendar month, in the following order of priority: First, to the PWEP Partners until the PWEP Partners have received an amount equal to one-twelfth of the lesser of $3,722,000 or 9% of the PWEP net investment, as defined, for the month ("PWEP Preference Return") plus any amount of PWEP Preference Return not theretofore paid in respect to that fiscal year for which such distribution is made. Second, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Third, to the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Fourth, 70% to the PWEP Partners and 30% to Michigan-Ontario. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $5,208,000 at December 31, 1995.

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

6.  Mortgage Notes Payable

        Mortgage notes payable on the Partnership's consolidated balance sheets at March 31, 1996 and 1995 consist of the following (in thousands):

                                                         1996            1995
                                                         ----            ----

   9.125%  nonrecourse  loan payable
   to an  insurance  company,  which
   is   secured  by  the  625  North
   Michigan     Avenue     operating
   investment      property     (see
   discussion    below).     Monthly
   payments  including  interest  of
   $55,000  are due  beginning  July
   1, 1994  through  maturity on May
   31,  1999.  The terms of the note
   were  modified  effective May 31,
   1994.   The  fair  value  of  the
   mortgage       note       payable
   approximated  its carrying  value
   at March 31, 1996.                               $  6,362         $  6,437

   8.39%  nonrecourse  note  payable
   to an  insurance  company,  which
   is  secured by the  Crystal  Tree
   Commerce     Center     operating
   investment      property     (see
   discussion    below).     Monthly
   payments  including  interest  of
   $28,000    are   due    beginning
   November    15,   1994    through
   maturity on  September  19, 2001.
   The fair  value  of the  mortgage
   note  payable   approximated  its
   carrying value at March 31, 1996.                   3,418            3,463
                                                    --------         --------

                                                    $  9,780         $  9,900
                                                    ========         ========

        The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  1997            $      131
                  1998                   143
                  1999                   157
                  2000                 6,150
`                 2001                    67
                  Thereafter           3,132
                                   ---------
                                   $   9,780
                                   =========

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

        During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra and Chandler's Reach apartment properties. These three new loans were in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the joint ventures. The legal liability for the loan secured by the Crystal Tree Commerce Center rests with the Partnership and, accordingly, this loan is recorded on the books of the Partnership. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The three new nonrecourse loans all have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. This loan will have an outstanding balance of $3,199,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. This loan will have an outstanding balance of approximately $4,380,000 at maturity. The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of $28,000. This loan will have an outstanding balance of $3,095,000 at maturity. In order to close the above refinancings, the Partnership was required to contribute net capital of $583,000. This amount consisted of $350,000 for transaction fees and closing costs, $128,000 for interest payments due for August and September on the matured Monterra note balance and a partial paydown of outstanding principal of $105,000.

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

    Future scheduled principal payments on bond assessments are as follows (in thousands):

            Year ending December 31,

                  1996          $         60
                  1997                    66
                  1998                    73
                  1999                    78
`                 2000                    84
                  Thereafter           1,215
                                   ---------
                                   $   1,576
                                   =========
8.  Rental Revenues

        The Crystal Tree and Sunol Center operating investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Approximate minimum future rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

           Year ending December 31,
   Amount

                  1996              $  2,621
                  1997                 2,796
                  1998                 2,626
                  1999                 2,419
                  2000                 1,961
                  Thereafter           2,177
                                    --------
                                   $  14,600
                                   =========

9.  Legal Proceedings

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

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

         In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

        Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

10. Subsequent Events

        On May 15, 1996, the Partnership paid distributions to the Limited and General Partners in the amounts of $250,000 and $2,500, respectively, for the quarter ended March 31, 1996.


Schedule III - Real Estate and Accumulated Depreciation
                                      PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           March 31, 1996
                                                           (In thousands)

                                                 Cost
                                              Capitalized                                                             Life on Which
                        Initial Cost to        (Removed)                                                               Depreciation
                           Venture            Subsequent to    Gross Amount at Which Carried at                           in Latest
                                              Acquisition               End of Year                                          Income
                                Buildings &   Buildings &       Buildings &        Accumulated   Date of       Date       Statement
Description  Encumbrances  Land Improvements  Improvements Land Improvements Total Depreciation  Construction  Acquired    Computed
- -----------  ------------  ---- ------------  ------------ ---- ------------ -----
Shopping Center
North Palm
     Beach, FL    $ 3,418    $3,217  $15,598      $(2,047)   $2,444  $14,324   $16,768  $5,305        1983       10/23/85  5-27 yrs.

Office Building
Pleasanton, CA      1,576     2,318   15,429       (2,782)    1,518   13,447    14,965   4,194        1985        8/15/86  30 yrs.
                   ------    ------   ------       -------    -----   ------    ------   -----
                  $ 4,994    $5,535  $31,027      $(4,829)   $3,962  $27,771   $31,733  $9,499
                   ======    ======  =======       =======   ======  =======   =======  ======
Notes

(A) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes is approximately $32,819. (B) For financial reporting purposes, the initial cost of the operating investment properties have been reduced by payments from former joint venture partners related to a guaranty to pay the Partnership a certain Preference Return.
(C) See Notes 6 and 7 to the financial statements for a description of the terms of the debt encumbering the property. (D) Reconciliation of real estate owned:

                                                  1996         1995       1994
                                                  ----         ----       ----

       Balance at beginning of period          $29,731     $29,636     $29,486
       Increase due to additions                 2,002          95         150
                                             --------- -----------  ----------
       Balance at end of period                $31,733     $29,731     $29,636
                                               =======     =======     =======

(E) Reconciliation of accumulated depreciation:

       Balance at beginning of period        $   8,222    $  7,229     $ 6,248
       Depreciation expense                      1,277         993         981
                                            ----------  ----------   ---------
       Balance at end of period               $  9,499    $  8,222     $ 7,229
                                              ========    ========     =======

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1995 and 1994 and the related combined statements of operations and changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Warner/Red Hill Associates as of December 31, 1994 and for each of the two years in the period ended December 31, 1994, which statements reflect 7% of the combined assets of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1994, and 9% and 10%, respectively, of the combined revenues of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership for the years ended December 31, 1994 and 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Warner/Red Hill Associates as of December 31, 1994 and for each of the two years in the period ended December 31, 1994, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the combined financial statements, in 1995 and 1994 certain of the Combined Joint Ventures adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."




                                     /s/ Ernst & Young
                                     ERNST & YOUNG LLP





Boston, Massachusetts
February 6, 1996

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

     As discussed in Note 2 to the financial statements, Warner/Redhill Associates changed its method of accounting for its operating investment property during the year ended December 31, 1994 to adopt the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."





                              /s/ KPMG PEAT MARWICK
                                  KPMG PEAT MARWICK


Los Angeles, California
February 1, 1995, except
for the paragraph entitled
Operating Investment Property in
Note 2 to the financial statements,
which is as of July 7, 1995

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In thousands)

                                     ASSETS
                                                        1995             1994
Current assets:
   Cash and cash equivalents                          $    861        $   438
   Accounts receivable, less allowance for
     doubtful accounts of $321 ($320 in 1994)              888          1,030
   Other current assets                                      3              3
                                                       -------         ------
             Total current assets                        1,752          1,471

Operating investment properties:
   Land                                                 17,189         17,189
   Building, improvements and equipment                 63,578         63,016
                                                      --------         ------
                                                        80,767         80,205
   Less accumulated depreciation                       (23,090)       (20,263)
                                                      --------         -------
                                                       57,677          59,942

Escrowed cash                                            1,024          1,067
Long-term rents receivable                               1,462          1,462
Due from partners                                          269            269
Deferred expenses, net of accumulated
   amortization of $1,312 ($919 in 1994)                 1,243          1,327
Other assets                                                84             98
                                                      --------      ---------
                                                      $ 63,511       $ 65,636
                                                      ========       ========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt              $        246    $       234
   Accounts payable and accrued liabilities                942            699
   Accounts payable - affiliates                           101            237
   Real estate taxes payable                             1,873          2,106
   Distributions payable to venturers                    1,938          1,741
   Other current liabilities                               107            152
                                                       -------         ------
             Total current liabilities                   5,207          5,169

Tenant security deposits                                   291            214
Notes payable to venturers                               8,000          8,000
Long-term debt                                          13,631         13,877
                                                       -------        -------
Venturers' capital                                      36,382         38,376
                                                       -------        -------
                                                      $ 63,511       $ 65,636
                                                      ========       ========




                             See accompanying notes.

           COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                 COMBINEDSTATEMENTS OF OPERATIONS AND CHANGES IN
                     VENTURERS' CAPITAL For the years ended
                        December 31, 1995, 1994 and 1993
                                 (In thousands)
                                                1995         1994       1993

Revenues:
   Rental income and expense recoveries      $ 10,691    $ 10,326     $10,654
   Interest income                                 23          23          32
   Other income                                   223         239         306
                                              -------     -------      ------
                                               10,937      10,588      10,992
Expenses:
   Losses due to permanent impairment
     of operating investment properties             -       9,767           -
   Depreciation and amortization                3,180       3,127       3,108
   Real estate taxes                            1,980       2,263       2,581
   Interest expense                             1,089         945       1,371
   Interest expense payable to partner            800         800         800
   Property operating expenses                  1,203       1,114       1,280
   Repairs and maintenance                      1,178       1,160       1,075
   Utilities                                      701         713         778
   Management fees                                440         433         423
   Salaries and related expenses                  333         300         300
   Insurance                                       72          69          80
   Bad debt expense                                 1         318         167
                                              -------      ------      ------
       Total expenses                          10,977      21,009      11,963
                                              -------      ------      ------

Net loss                                          (40)    (10,421)       (971)

Contributions from venturers                      441       5,254           -

Distributions to venturers                     (2,395)     (6,814)     (3,151)

Venturers' capital, beginning of year          38,376      50,357      54,479
                                            ---------   ---------     -------

Venturers' capital, end of year             $  36,382   $  38,376     $50,357
                                            =========   =========     =======












                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                      COMBINED STATEMENTS OF CASH FLOWS For
                   the years ended December 31, 1995, 1994 and
                                      1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                 1995       1994        1993
                                                 ----       ----        ----

Cash flows from operating activities:
  Net loss                               $        (40) $  (10,421) $     (971)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Increase in deferred interest on long-term debt  -         468       1,273
   Losses due to permanent impairment
     of operating investment properties             -       9,767           -
   Depreciation and amortization                3,180       3,127       3,108
   Amortization of deferred financing costs        40          16           -
   Bad debts                                        1         318           -
   Changes in assets and liabilities:
     Accounts receivable                          141          93        (189)
     Other current assets                           -           1           8
     Escrowed cash                                 43      (1,067)           -
     Long-term rents receivable                     -         335          83
     Deferred expenses                           (309)       (226)       (344)
     Other assets                                  14         (22)         11
     Accounts payable and accrued liabilities     243          12         257
     Accounts payable - affiliates               (136)         (2)        (99)
     Real estate taxes payable                   (233)       (180)         17
     Other current liabilities                    (45)         58         (21)
     Tenant security deposits                      77          12          (3)
                                                -----      ------       -----
        Total adjustments                       3,016      12,710       4,101
                                                -----      ------       -----
        Net cash provided by operating
           activities                           2,976       2,289       3,130

Cash flows from investing activities:
  Additions to operating investment properties   (562)     (1,256)       (828)
  Purchase/sale of investment securities            -         730        (730)
                                                -----       -----       -----
        Net cash used in investing activities    (562)       (526)     (1,558)

Cash flows from financing activities:
  Repayment of long-term debt and deferred
     interest                                    (234)     (9,157)          -
  Deferred financing costs                          -        (269)          -
  Proceeds of new loans                             -       8,520           -
  Contributions from venturers                    441       5,254           -
  Distributions to venturers                   (2,198)     (6,601)     (2,735)
                                                -----       -----       -----
        Net cash used in financing activities  (1,991)     (2,253)    (2,735)
                                                -----       -----       -----

Net increase (decrease) in cash and cash
      equivalents                                 423        (490)     (1,163)
Cash and cash equivalents, beginning of year      438         928        2,091
                                                -----      ------       -----
Cash and cash equivalents, end of year       $    861    $    438      $   928
                                              =======     =======       ======

Cash paid during the year for interest       $  1,670    $  5,562      $   800
                                              =======     =======       ======

Write-off of fully depreciated building
      improvements$                                 -    $  1,121      $   270
                                              =======     =======       ======

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


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

2.  Summary of significant accounting policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1995 and 1994 and revenues and expenses for each of the three years in the period ended December 31, 1995.
    Actual results could differ from the estimates and assumptions used.

    Operating investment properties

        Effective for 1995 for Chicago-625 Partnership and effective for 1994 for Warner/Red Hill Associates and Framingham 1881 - Associates, these ventures elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale (see Note
    4). All of the other joint ventures record their investments in operating investment properties at the lower of cost, reduced by accumulated depreciation, or net realizable value. These joint ventures have reviewed SFAS 121, which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on their financial statements.

        One of the  Joint  Ventures  was  acquired  prior to the  completion  of construction. Interest costs and property taxes incurred during the construction period were capitalized. Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally five to forty years. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amounts was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture commenced recording an additional annual depreciation charge of $350,000 in 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. Such an annual charge will continue to be recorded in future periods.

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

        Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                              1996         $   6,651
                              1997             5,564
                              1998             4,849
                              1999             3,808
                              2000             3,641
                              Thereafter       4,088
                                             -------
                                           $  28,601
                                           =========
    Income tax matters

        The Combined Joint Ventures are comprised of entities which are not taxable and, accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

    Fair value of financial instruments

        The carrying amount of cash and cash equivalents, tenant receivables, escrowed cash and other current and long-term liabilities (with the exception of notes payable to venturers and long-term debt approximates their respective fair values at December 31, 1995 due to the short-term maturities of such instruments. It is not practicable for management to estimate the fair value of the notes payable to venturers without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

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

        Accounts payable - affiliates at December 31, 1995 and 1994 principally consist of accrued interest on notes payable to venturers, advances from venturers, and management fees and reimbursements payable to the property managers.

        Certain of the Combined Joint Ventures are also required to pay an investor servicing fee to PWEP1 ranging from $2,500 to $10,000 per year.

6.  Notes Payable to Venturers

        Notes payable to venturers at December 31, 1995 and 1994 include a permanent loan provided by PWEP1 to the Lake Sammamish joint venture in the amount of $4,000,000. Interest-only payments on the permanent loan are at 10% per annum, payable quarterly. Principal is due in October 2011. Notes payable to venturers at December 31, 1995 and 1994 also include a note payable to PWEP1 from the Crow PaineWebber joint venture of $4,000,000. This note bears interest at 10% per annum. Accrued interest is payable quarterly. Principal is due on July 1, 2011. Interest expense on these two notes payable aggregated $800,000 for each of the three years in the period ended December 31, 1995. As a result of the debt modifications discussed below in
    Note 7, these notes are unsecured.

7.  Mortgage Notes Payable

        Mortgage notes payable at December 31, 1995 and 1994 consists of the following (in thousands):
                                                         1995         1994
Nonrecourse note payable to an insurance
company   which   is   secured   by  the
Warner/Red  Hill  operating   investment
property.   The  note  was  amended  and
restated  during  1994  (see  discussion
below).   The  note  bears  interest  at
2.875%  per  annum,   requires   monthly
payments  of $24,000 and has a scheduled
maturity date of August 1, 2003.                       $ 5,481     $ 5,608

8.45%  nonrecourse  loan  payable  to  a
third  party  which  is  secured  by the
Monterra  Apartments.  The loan requires
monthly  principal and interest payments
of  $40,000  and  matures  in  September
2001.                                                    4,849       4,910

8.33%  nonrecourse  loan  payable  to  a
third  party  which  is  secured  by the
Chandler's  Reach  Apartments.  The loan
requires monthly  principal and interest
payments   of  $29,000  and  matures  in
September 2001 (see  discussion  below).
3,547 3,593
                                                        13,877        14,111

    Less:  current portion                                (246)         (234)
                                                     ---------       --------
                                                     $  13,631       $13,877
                                                     =========       ========

        The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  1996            $      246
                  1997                   260
                  1998                   269
                  1999                   284
`                 2000                   301
                  Thereafter          12,517
                                   ---------
                                   $  13,877
                                   =========

        The repayment of principal and interest on the loans described above is the responsibility of PWEP1, which received the loan proceeds. PWEP1 has indemnified Crow PaineWebber-LaJolla, Ltd., Warner/Red Hill Associates and Lake Sammamish Limited Partnership from all liabilities, claims and expenses associated with any defaults by PWEP1 in connection with these borrowings.

        During 1993, PWEP1 attempted to obtain refinancing or extend the note secured by the Warner/Red Hill Business Center; however, as of December 31, 1993, such efforts had not been successfully completed and the note was in default. During 1994, PWEP1 reached an agreement with the lender regarding an extension and modification of the note payable. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 are required. PWEP1 made principal and interest payments on behalf of the venture totalling $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of Warner/Red Hill investment property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable and unpaid interest. The extension and modification agreement also required PWEP1 to establish an escrow account in the name of Warner/Red Hill Associates and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a level of no less than $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established. It is not practicable for management to estimate the fair value of the mortgage note secured by the Warner/Red Hill property without incurring excessive costs due to the unique terms of the note.

        During September 1994, the note payable secured by the Monterra Apartments was refinanced in conjunction with the issuance of a new nonrecourse, current-pay mortgage loan secured by the Monterra property in the initial principal amount of $4,920,000. PWEP1 was required to contribute capital of $3,869,000 in connection with this refinancing transaction. This amount consisted of $146,000 for transaction fees and closing costs and a paydown of remaining principal of $3,723,000. The fair value of this mortgage note approximated its carrying value as of December 31, 1995.

        The proceeds of the note secured by the Chandler's Reach property were distributed to PWEP1 in 1994 pursuant to an agreement of the partners. PWEP1 used the proceeds of this note to retire the prior outstanding indebtedness secured by the Chandler's Reach Apartments which is described in Note 8. The fair value of this mortgage note approximated its carrying value as of December 31, 1995.

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

       The zero coupon loan secured by the 625 North Michigan Office Building required that if the loan ratio, as defined, exceeded 80%, then PWEP1, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed PWEP1 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, PWEP1 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether PWEP1 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,353,000, which was funded by PWEP1 and its affiliated partnership in the ratios of 41% and 59%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. At December 31, 1995, the aggregate indebtedness of EP1 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,953,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from PWEP1 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheets.
 .


Schedule III - Real Estate and Accumulated Depreciation
                                                  COMBINED JOINT VENTURES OF
                                      PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       December 31, 1995
                                                        (In thousands)

                                                 Cost
                                              Capitalized                                                             Life on Which
                        Initial Cost to        (Removed)                                                               Depreciation
                           Venture            Subsequent to    Gross Amount at Which Carried at                           in Latest
                                              Acquisition               End of Year                                          Income
                                Buildings &   Buildings &       Buildings &        Accumulated   Date of       Date       Statement
Description  Encumbrances  Land Improvements  Improvements Land Improvements Total Depreciation  Construction  Acquired    Computed
- -----------  ------------  ---- ------------  ------------ ---- ------------ -----
COMBINED JOINT VENTURES:

Office Building
 Chicago, IL    $15,953   $ 8,112  $35,683     $5,747    $ 8,112  $41,430   $49,542    $13,731      1968      12/16/86    5-17 yrs.

Office Building
 Tustin, CA       5,481     3,124    9,126     (6,092)     1,428    4,730     6,158      2,696      1984      12/18/85     35 yrs.

Apartment Complex
 LaJolla, CA      4,849     4,615    7,219        646      4,615    7,865    12,480      2,529      1987        7/1/86     30 yrs.

Apartment Complex
 Redmond, WA      3,547     2,362    6,163         12      2,362    6,175     8,537      2,253      1987       10/1/86     5-27.5
yrs.

Office Building
 Framingham, MA       -     1,317    5,510     (2,777)       672    3,378     4,050      1,881      1987      12/12/86     5-40 yrs.
               -------------------------------------------------------------------------------

                $29,830   $19,530  $63,701    $(2,464)   $17,189  $63,578   $80,767    $23,090
                =======   =======  =======     =======    =======  =======  =======    =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal income  tax  purposes  is  approximately  $79,462.  (B) See Notes 7 and 8 to the
Combined  Financial  Statements  for a  description  of the  terms  of the  debt encumbering the properties. (C) Reconciliation of real estate owned:
                                                 1995              1994        1993
                                                 ----              ----        ----

      Balance at beginning of period          $ 80,205          $ 89,837      $ 89,279
      Increase due to additions                    562             1,256           828
      Write-offs due to disposals                    -            (1,121)         (270)
      Write-offs due to permanent
           impairment (see Note 4)                   -            (9,767)            -
                                             ---------           -------  -    -------
      Balance at end of period              $   80,767          $ 80,205      $ 89,837
                                            ==========          ========      ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period        $   20,263        $   18,649      $ 16,106
      Depreciation expense                       2,827             2,735         2,813
      Write-offs due to disposals                    -            (1,121)         (270)
                                             ----------       ----------       -------
      Balance at end of period              $   23,090        $   20,263      $ 18,649
                                            ==========        ==========      ========

(E) Costs removed include guaranty payments from co-venturers (see Note 3)


                                                             F-42