Form 10-Q
period 1996-06-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1996-08-13
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 and March 31, 1996 (Unaudited)
                                (In Thousands)

                                    ASSETS
                                                     June 30        March 31
                                                  ----------       ----------

Operating investment properties:
   Land                                           $    3,962       $    3,962
   Buildings and improvements                         28,040           27,771
                                                  ----------        ---------
                                                      32,002           31,733
   Less accumulated depreciation                      (9,831)          (9,499)
                                                  -----------       ---------
                                                      22,171           22,234

Investments in unconsolidated joint ventures          23,436           23,728
Cash and cash equivalents                              3,759            4,042
Prepaid expenses                                           5               13
Accounts receivable, net                                 291               81
Accounts receivable - affiliates                         257              255
Deferred rent receivable                                   -              185
Deferred expenses, net                                   689              717
                                                   ---------        ---------
                                                   $  50,608        $  51,255
                                                   =========        =========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $     218        $     373
Interest payable                                          60               60
Bonds payable                                          1,592            1,576
Mortgage notes payable                                 9,749            9,780
Co-venturer's share of net assets of
  consolidated joint venture                             187              187
Partners' capital                                     38,802           39,279
                                                   ---------       ----------
                                                   $  50,608       $   51,255
                                                   =========       ==========

      CONSOLIDATED  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1996 and 1995 (Unaudited)
                                (In Thousands)

                                                   General       Limited
                                                   Partners      Partners
                                                   --------      --------

Balance at March 31, 1995                          $ (912)       $42,464
Net loss                                               (2)          (312)
Cash distributions                                     (3)          (250)
                                                   ------        -------
Balance at June 30, 1995                           $ (917)       $41,902
                                                   ======        =======

Balance at March 31, 1996                          $ (936)       $40,215
Net loss                                               (2)         (222)
Cash distributions                                     (3)         (250)
                                                   ------        -------
Balance at June 30, 1996                           $ (941)       $39,743
                                                   =======       =======

                            See accompanying notes

              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                     CONSOLIDATED  STATEMENTS OF OPERATIONS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit data)


                                                  1996         1995
                                                  ----         ----
Revenues:
   Rental income and expense
     reimbursements                             $  644         $ 444
   Interest and other income                        56            85
                                                ------         -----
                                                   700           529
Expenses:
   Property operating expenses                     373           271
   Depreciation and amortization                   376           245
   Interest expense                                254           265
   General and administrative                       90           126
   Bad debt expense                                 27            27
                                               -------        ------
                                                 1,120           934
                                               -------        ------
Operating loss                                    (420)         (405)

Investment income:
   Interest income on notes receivable
     from unconsolidated ventures                  200           200
   Partnership's share of unconsolidated
      ventures' losses                              (4)         (109)
                                               -------       -------

Net loss                                       $   (224)     $  (314)
                                               ========      =======

Net loss per Limited
  Partnership Unit                             $  (0.11)    $  (0.16)
                                               ========      ========

Cash distributions per Limited
  Partnership Unit                             $   0.13     $   0.13
                                               ========     ========


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.













                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                                       1996              1995
                                                       ----              ----
Cash flows from operating activities:
  Net loss                                         $    (224)         $  (314)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Partnership's share of unconsolidated
      ventures' losses                                     4              109
   Depreciation and amortization                         376              245
   Amortization of deferred financing costs                5                5
     Changes in assets and liabilities:
     Escrowed cash                                         -              (90)
     Prepaid expenses                                      8                7
     Accounts receivable                                (210)             (27)
     Accounts receivable - affiliates                     (2)             (44)
     Deferred rent receivable                            185               29
     Deferred expenses                                   (21)            (216)
     Accounts payable and accrued expenses              (155)             238
                                                   ---------         --------
      Total adjustments                                  190              256
                                                   ---------         --------
      Net cash used in operating activities              (34)             (58)
                                                   ---------         --------

Cash flows from investing activities:
  Distributions from unconsolidated joint ventures       561              290
   Additions to operating investment properties         (269)             (31)
  Additional investments in unconsolidated -
    joint ventures                                      (273)            (157)
                                                   ---------         --------
      Net cash provided by investing activities           19              102
                                                   ---------         --------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable       (31)             (35)
  District Bond Assessments                               16                -
  Distributions to partners                             (253)            (253)
                                                   ---------         --------
      Net cash used in financing activities             (268)            (288)
                                                   ---------         --------

Net decrease in cash and cash equivalents               (283)            (244)

Cash and cash equivalents, beginning of period         4,042            6,460
                                                   ---------        ---------

Cash and cash equivalents, end of period           $   3,759         $  6,216
                                                   =========         ========

Cash paid during the period for interest           $     254         $    304
                                                   =========         ========

                           See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                 (Unaudited)



1.  General

        The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes in the Partnership's Annual Report for the year ended March 31, 1996.

        In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Investments in Unconsolidated Joint Venture Partnerships

        As of June 30, 1996 and 1995, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                   Condensed Combined Summary of Operations
     For the three months ended March 31, 1996 and 1995
                                (in thousands)

                                              1996          1995
                                              ----          ----

Revenues:
   Rental revenues and expense
      recoveries                          $   2,770       $  2,711
   Interest and other income                     34             24
                                          ---------       --------

                                              2,804          2,735
Expenses:
   Property operating expenses                1,048            907
   Real estate taxes                            495            658
   Mortgage interest expense                    220            223
   Interest expense payable to partner          200            200
   Depreciation and amortization                780            774
                                          ---------       --------
                                              2,743          2,762
                                          ---------       --------
Net income (loss)                         $      61       $   (27)
                                           ========       =======

Net income (loss):
   Partnership's share of
     combined income (loss)               $       8       $   (97)
   Co-venturers' share of
     combined incomes (loss)                     53            70
                                          ---------       -------
                                          $      61       $   (27)
                                          =========       =======

              Reconciliation of Partnership's Share of Operations For the three months ended June 30, 1996 and 1995
                                (in thousands)


                                                       1996        1995
                                                       ----        ----

   Partnership's share of combined income (loss),
     as shown above                                  $     8     $   (97)
   Amortization of excess basis                          (12)        (12)
                                                     -------     --------
   Partnership's share of unconsolidated
     ventures' losses                                $    (4)    $  (109)
                                                     =======     ========

3. Operating Investment Properties

        At June 30, 1996 and March 31, 1996, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

        The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three months ended June 30, 1996 and 1995 (in thousands):

                                    1996          1995
                                    ----          ----

     Property operating expenses:
      Real estate taxes            $   79      $   32
      Repairs and maintenance         115          57
      Utilities                        41          36
      Management fees                  23          23
      Administrative and other        194         123
                                   ------       -----
                                   $  452       $ 271
                                   ======       =====

4. Related Party Transactions

        Accounts receivable - affiliates at both June 30, 1996 and March 31, 1996 includes $113,000 and $117,000, respectively, due from two joint ventures for interest earned on permanent loans and $129,000 and $123,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both June 30, 1996 and March 31, 1996 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

        Included in general and administrative expenses for the three-month periods ended June 30, 1996 and 1995 is $50,000 and $54,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for both of the three-month periods ended June 30, 1996 and 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.  Notes Payable

        Notes payable at June 30, 1996 and March 31, 1996 consist of the following (in thousands):

                                                 June 30          March 31
                                                 -------          --------

     9.125%  nonrecourse loan payable to
an insurance  company,  which is secured
by  the  625   North   Michigan   Avenue
operating   investment   property   (see
discussion below). The terms of the note
were  modified  effective  May 31, 1994.
Monthly payments, including interest, of
$55  are  due  beginning  July  1,  1994
through  maturity on May 31,  1999.  The
fair value of the mortgage  note payable
approximated  its carrying value at June
30, 1996 and March 31,  1996.                     $ 6,342         $6,362

     8.39%  nonrecourse  note payable to
an insurance  company,  which is secured
by  the  Crystal  Tree  Commerce  Center
operating   investment   property   (see
discussion  below).   Monthly  payments,
including  interest,   of  $28  are  due
beginning   November  15,  1994  through
maturity on September 19, 2001. The fair
value  of  the  mortgage   note  payable
approximated  its carrying value at June
30, 1996 and March 31, 1996.                       3,407           3,418
                                                --------         --------

                                                $  9,749         $  9,780
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

        In addition, during 1986 and 1987 the Partnership received the proceeds from three additional nonrecourse zero coupon loans in the initial amounts of $3 million, $4.5 million and approximately $1.9 million, which were secured by the Warner/Red Hill office building, the Monterra Apartments and the Chandler's Reach Apartments, respectively. Legal liability for the repayment of the loans secured by the Warner/Red Hill and Monterra properties rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. The Partnership indemnified Warner/Red Hill Associates and Crow/PaineWebber - LaJolla, Ltd., along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. Interest expense on the Warner/Red Hill and Monterra loans accrued at 9.36%, compounded annually, and was due at maturity in August of 1993 and September of 1994, respectively, at which time total principal and interest payments aggregating $5,763,000 and $8,645,000, respectively, became due and payable. The nonrecourse zero coupon loan secured by the Chandler's Reach Apartments, which bore interest at 10.5%, compounded annually, matured on August 1, 1994 with an outstanding balance of $3,462,000. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent to modify and extend the maturity of the Warner/Red Hill zero coupon loan with the existing lender. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

        During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra and Chandler's Reach apartment properties. These three new loans were in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rests with the related joint ventures and, accordingly, these amounts are recorded on the books of the unconsolidated joint ventures. The legal liability for the loan secured by the Crystal Tree Commerce Center rests with the Partnership and, accordingly, this loan is recorded on the books of the Partnership. The Partnership has indemnified the Monterra and Chandler's Reach joint ventures, along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. The three new nonrecourse loans all have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. This loan will have an outstanding balance of $3,199,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. This loan will have an outstanding balance of approximately $4,380,000 at maturity. The Crystal Tree loan bears interest at a rate of 8.39% and requires monthly principal and interest payments of $28,000. This loan will have an outstanding balance of $3,095,000 at maturity.

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

7.   Contingencies

      As discussed in detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed further in the Annual Report, quarterly distributions of Partnership net cash flow were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Current cash flow generated by the Partnership's seven operating investment properties exceeds the level of these distributions. However, management believes that it is prudent to distribute cash flow conservatively at the present time due to the capital needs associated with the Partnership's four commercial office/R&D buildings and one retail/office property. Significant capital improvements are planned at 625 North Michigan over the next two years, including the completion of facade repairs, common area enhancements, elevator control system upgrading and a possible lobby area retail space expansion and renovation. The 625 North Michigan Office Building was 89% occupied as of June 30, 1996. As discussed further below, substantial leasing costs were incurred at Sunol Center during fiscal 1996 and the first quarter of fiscal 1997, and significant leasing costs could be incurred at 1881 Worcester Road and the Crystal Tree Commerce Center in the near term.

      The leasing level at Sunol Center remained at 100% as of June 30, 1996. A tenant that signed a 7-year lease on 39,085 square feet took occupancy during the first quarter of fiscal 1996, and a tenant which has committed to lease 60,000 square feet took occupancy of 48,000 square feet of such space during fiscal 1996. This tenant will take occupancy of the remaining 12,000 square feet of its leased space over the next 4 months. During fiscal 1996 and the first three months of fiscal 1997, the Partnership had funded approximately $2.7 million to the Sunol Center joint venture primarily to pay for tenant improvements and leasing commissions in connection with the new leases. The remaining required capital improvement work related to these new leases is expected to be substantially completed by the end of the second quarter of fiscal 1997. With the new leasing activity, once all the required capital work is completed, no further cash flow deficits are expected at Sunol Center for the next several years. None of the current leases at Sunol Center expire before October 2001.

      At the Crystal Tree Commerce Center, occupancy remained at 92% as of June 30, 1996, unchanged from the previous quarter. During the current quarter, leases were signed with two new tenants that will occupy 1,785 square feet of total space. In addition, leases were renewed with three tenants that occupy a total of 4,086 square feet of space, and two tenants occupying 1,728 square feet vacated their space during the quarter. Market conditions in the south Florida area remain very competitive and continued tenant turnover is likely in the near term. Property improvements during the current quarter were comprised mainly of the replacement of brick on portions of the exterior wall of the office tower.

     While the leasing level at the 1881 Worcester Road Office Building stood at 100% as of June 30, 1996, a lease with the property's largest tenant expired on July 31, 1996. During the current quarter, this tenant, which had occupied 49% of the building's net leasable area, vacated the building in order to consolidate its area lease obligations at another location. In addition, another tenant occupying 19% of the net leasable area will be moving out of the building in the summer of 1996, although its lease obligation continues until December 1998. Management expects that this tenant will continue to make the required lease payments subsequent to vacating the property. If management is successful in finding a replacement tenant for this space prior to the lease expiration date, negotiations would commence with the current lessee on a buyout of their remaining obligation in order to regain control of the space. The market for office space in the suburban Boston area in which 1881 Worcester Road is located has strengthened recently. Average vacancy levels at similar buildings in the area have now declined below 10%. As a result, management is cautiously optimistic that the majority of the vacant space at 1881 Worcester Road will be re-leased within a relatively short period of time.

     The occupancy level at Warner/Red Hill was 82% as of June 30, 1996, down from 83% at the end of the previous quarter. Throughout fiscal 1996, the California real estate market in general continued to be adversely affected by the state of the region's economy, which, over the past several years, has been hit hard by the cutbacks in government defense spending and by the reduced rate of growth in the high technology industries. The state's economic recovery has generally lagged that of the rest of the country. The leasing activity at Sunol Center during the latter half of fiscal 1996, as discussed further above, reflects an overall improvement in California's economic climate in recent months. If this general trend were to continue, it could have a positive impact on the leasing status of the Warner/Red Hill property in the near term.

     While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As a result of these market conditions, the current estimated market values of the Partnership's four office building properties and its one mixed-use retail/office property are significantly below their acquisition prices. In light of such circumstances, and as previously reported, in fiscal 1995 the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In
accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of impairment losses on the operating investment properties owned by Warner/Red Hill Associates and Framingham 1881 - Associates. In fiscal 1995, Warner/Red Hill Associates recognized an impairment loss of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000 as of December 31, 1994. Also in fiscal 1995, Framingham 1881 - Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000 as of December 31, 1994. Based on management's analysis in the fourth quarter of fiscal 1996, the estimated fair values of the Sunol Center, 625 North Michigan and Crystal Tree properties were below their net carrying amounts as of December 31, 1995. Management's estimates of undiscounted cash flows for all three properties indicated that such carrying amounts were expected to be recovered, but, in the case of 625 North Michigan and Crystal Tree, the reversion values could be less than the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995, and the Partnership commenced recording an additional annual depreciation charge of $65,000 on the Crystal Tree property in fiscal 1996. Both adjustments were reflected in the Partnership's consolidated financial statements effective for the fourth quarter of fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no change to the depreciation on Sunol Center was required.

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

     At June 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,759,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for the commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1996

      The Partnership's net loss decreased by $90,000 for the three months ended June 30, 1996 when compared to the same period in the prior year. This favorable change in net loss is largely attributable to a decrease of $105,000 in the Partnership's share of unconsolidated ventures' losses. The decrease in the Partnership's share of unconsolidated ventures' losses for the first quarter of fiscal 1997 is primarily due to a $48,000 increase in net income at the Warner/Red Hill joint venture and decreases in the net losses of the Monterra and Chandler's Reach joint ventures of $50,000 and $20,000, respectively. Net income at Warner/Red Hill increased mainly due to the receipt of a real estate tax refund in the current period which related to calendar 1995 taxes. The favorable change in the Monterra joint venture's net operating results is mainly due to an increase in rental income, resulting from rental rate increases implemented over the past year, and a decrease in professional fees. The favorable change in the net loss of the Chandler's Reach joint venture is primarily due to a small increase in rental revenues and a decrease in certain professional fees. The favorable changes in the net operating results of the Warner/Red Hill, Monterra and Chandlers Reach joint ventures were partially offset by an unfavorable change in the net operating results of the 625 North
Michigan joint venture. At 625 North Michigan, an increase in repairs and maintenance expenditures associated with the renovation of the building's facade, which is currently in progress, and an increase in depreciation expense, resulting from the analysis described above, contributed to a decline in the venture's net income for the first quarter.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, increased by $15,000 for the first quarter of fiscal 1997 mainly due to an increase in depreciation expense. Depreciation expense on the Crystal Tree property increased as a result of the analysis discussed further above. Depreciation expense of the Sunol Center joint venture increased due to the substantial tenant improvement work which has occurred at the property over the past year, as discussed further above. The impact of the increase in depreciation expense on the Partnership's operating loss was partially offset by an increase in rental income, primarily due to the aforementioned leasing activity at Sunol Center.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Equity Partners, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Dated:  August 13, 1996