Form 10-Q
period 1996-09-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1996-11-14
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                         CONSOLIDATED BALANCE SHEETS
              September 30, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                 September 30       March 31
                                                 ------------       --------

Operating investment properties:
   Land                                           $    3,962       $    3,962
   Buildings and improvements                         28,291           27,771
                                                  ----------       ----------
                                                      32,253           31,733
   Less accumulated depreciation                     (10,104)          (9,499)
                                                  ----------       ----------
                                                      22,149           22,234

Investments in unconsolidated joint ventures          23,111           23,728
Cash and cash equivalents                              4,024            4,042
Prepaid expenses                                           -               13
Accounts receivable, net                                 351               81
Accounts receivable - affiliates                         249              255
Deferred rent receivable                                   -              185
Deferred expenses, net                                   668              717
                                                  ----------       ----------
                                                  $   50,552       $   51,255
                                                  ==========       ==========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      463       $      373
Interest payable                                          60               60
Bonds payable                                          1,563            1,576
Mortgage notes payable                                 9,716            9,780
Co-venturer's share of net assets of
  consolidated joint venture                             187              187
Partners' capital                                     38,563           39,279
                                                  ----------       ----------
                                                  $   50,552       $   51,255
                                                  ==========       ==========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                  General       Limited
                                                  Partners      Partners
                                                  --------      --------

Balance at March 31, 1995                          $ (912)      $42,464
Net loss                                               (5)         (454)
Cash distributions                                     (5)         (500)
                                                   ------       -------
Balance at September 30, 1995                      $ (922)      $41,510
                                                   ======       =======

Balance at March 31, 1996                          $ (936)      $40,215
Net loss                                               (2)         (209)
Cash distributions                                     (5)         (500)
                                                   ------       -------
Balance at September 30, 1996                      $ (943)      $39,506
                                                   ======       =======

                            See accompanying notes

              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----
Revenues:
   Rental income and expense
     reimbursements                 $ 680       $ 566      $1,324      $1,010
   Interest and other income           59          69         115         154
                                    -----       -----      ------      ------
                                      739         635       1,439       1,164
Expenses:
   Property operating expenses        371         306         744         577
   Depreciation and amortization      317         258         693         508
   Interest expense                   254         267         508         527
   General and administrative          70         151         160         277
   Bad debt expense                     3           -          30          27
                                   ------      ------     -------      ------
                                    1,015         982       2,135       1,916
                                   ------      ------     -------      ------
Operating loss                       (276)       (347)       (696)       (752)

Investment income:
   Interest income on notes
     receivable from
     unconsolidated ventures         200         200         400         400
   Partnership's share of
      unconsolidated ventures'
      income (losses)                 89           2          85        (107)
                                  -------     -------     -------     -------

Net income (loss)                 $    13     $  (145)     $ (211)    $  (459)
                                  =======     =======      ======     =======

Net income (loss) per Limited
  Partnership Unit                  $ 0.01    $  (0.07)   $  (0.10)   $  (0.23)
                                    ======    ========    ========    ========

Cash distributions per Limited
  Partnership Unit                  $ 0.12   $    0.12     $  0.25    $   0.25
                                    ======   =========     =======    ========


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.













                           See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                       1996              1995
                                                       ----              ----
Cash flows from operating activities:
  Net loss                                          $   (211)         $  (459)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
   Partnership's share of unconsolidated
     ventures' income (losses)                           (85)             107
   Depreciation and amortization                         693              508
   Amortization of deferred financing costs               10               10
     Changes in assets and liabilities:
     Escrowed cash                                         -             (111)
     Prepaid expenses                                     13             (291)
     Accounts receivable                                (270)            (175)
     Accounts receivable - affiliates                      6              (12)
     Deferred rent receivable                            185               29
     Deferred expenses                                   (49)             (49)
     Accounts payable and accrued expenses                90              252
                                                   ---------         --------
      Total adjustments                                  593              268
                                                   ---------         --------
      Net cash provided by (used in)
          operating activities                           382             (191)
                                                   ---------         --------

Cash flows from investing activities:
  Distributions from unconsolidated joint ventures     1,077              729
   Additions to operating investment properties         (520)          (1,346)
  Additional investments in unconsolidated
    joint ventures                                      (375)            (205)
                                                  ----------         --------
      Net cash provided by (used in)
          investing activities                           182            (822)
                                                  ----------         --------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable       (64)             (86)
  District bond assessments                              (13)               -
  Distributions to partners                             (505)            (505)
                                                  ----------        ---------
      Net cash used in financing activities             (582)            (591)
                                                  ----------        ---------

Net decrease in cash and cash equivalents                (18)          (1,604)

Cash and cash equivalents, beginning of period         4,042            6,460
                                                   ---------        ---------

Cash and cash equivalents, end of period           $   4,024        $   4,856
                                                   =========        =========

Cash paid during the period for interest           $     508        $     517
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

2. Related Party Transactions

        Accounts receivable - affiliates at both September 30, 1996 and March 31, 1996 includes $100,000 and $117,000, respectively, due from two joint ventures for interest earned on permanent loans and $134,000 and $123,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both September 30, 1996 and March 31, 1996 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

        Included in general and administrative expenses for the six-month periods ended September 30, 1996 and 1995 is $81,000 and $104,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the six-month periods ended September 30, 1996 and 1995 is $7,000 and $11,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships

        As of September 30, 1996 and 1995, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1996 and 1995
                                 (In thousands)

                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                         -----------------    ----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

Revenues:
   Rental revenues and expense
     recoveries                      $  2,737   $  2,643    $5,507     $5,354
   Interest and other income               79         71       113         95
                                     --------   --------    ------     ------
                                        2,816      2,714     5,620      5,449
Expenses:
   Property operating expenses            876        897     1,924      1,804
   Real estate taxes                      572        601     1,067      1,259
   Mortgage interest expense              219        213       439        436
   Interest expense payable to partner    200        200       400        400
   Depreciation and amortization          790        800     1,570      1,574
                                     --------   --------   -------    -------
                                        2,657      2,711     5,400      5,473
                                     --------   --------   -------    -------
Net income (loss)                    $    159   $      3   $   220    $   (24)
                                     ========   ========   =======    =======

Net income (loss):
   Partnership's share
     of combined income (loss)       $   100    $     13   $   108    $   (84)
   Co-venturers' share of
     combined incomes (loss)              59         (10)      112         60
                                     --------   --------   -------    -------

                                     $   159    $      3   $   220    $   (24)
                                     =======    ========   =======    =======

               Reconciliation of Partnership's Share of Operations
            For the three and six months ended June 30, 1996 and 1995
                                 (In thousands)

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                         ----------------     ----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

   Partnership's share of combined
     income (loss), as shown above    $   100   $     13     $   108   $  (84)
   Amortization of excess basis           (11)       (11)        (23)     (23)
                                      -------   --------     -------   ------
   Partnership's share of
     unconsolidated ventures'
     income (losses)                  $    89   $      2     $    85   $ (107)
                                      =======   ========     =======   ======

4. Operating Investment Properties

        At September 30, 1996 and March 31, 1996, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

        The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three and six months ended September 30, 1996 and 1995 (In thousands):

                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                       -----------------     ------------------
                                         1996     1995         1996      1995
                                         ----     ----         ----      ----

     Property operating expenses:
      Real estate taxes                $   36   $   27        $  115    $  59
      Repairs and maintenance             122      100           237      157
      Utilities                            47       43            88       79
      Management fees                      23       22            46       45
      Administrative and other            143      114           258      237
                                       ------   ------        ------   ------
                                       $  371    $ 306        $  744   $  577
                                       ======    =====        ======   ======

5.  Notes Payable

        Notes payable at September 30, 1996 and March 31, 1996 consist of the following (In thousands):

                                                 September 30     March 31
                                                 ------------     --------

     9.125%  nonrecourse loan payable
to an  insurance  company,  which  is
secured  by the  625  North  Michigan
Avenue operating  investment property
(see discussion  below). The terms of
the note were modified  effective May
31, 1994. Monthly payments, including
interest,  of $55 are  due  beginning
July 1, 1994 through  maturity on May
31,  1999.  In  addition,   the  loan
requires   monthly   deposits   to  a
capital  improvement escrow. The fair
value of the  mortgage  note  payable
approximated  its  carrying  value at
September  30,  1996  and  March  31,
1996.                                             $ 6,321             $ 6,362

     8.39%  nonrecourse  note payable
to an  insurance  company,  which  is
secured by the Crystal Tree  Commerce
Center operating investment property.
Monthly payments, including interest,
of $28 are due beginning November 15,
1994  through  maturity on  September
19,  2001.  The  fair  value  of  the
mortgage  note  payable  approximated
its carrying  value at September  30,
1996 and March 31, 1996.                            3,395               3,418
                                                ---------            --------

                                                $   9,716            $  9,780
                                                =========            ========

        In addition to the long-term mortgage debt described above, the Partnership has indemnified Warner/Red Hill Associates, Crow/PaineWebber - LaJolla, Ltd. and Lake Sammamish Limited Partnership, along with the related co-venture partners, against all liabilities, claims and expenses associated with certain outstanding secured borrowings of the unconsolidated joint ventures. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent with the existing lender to modify and extend the maturity of a zero coupon loan secured by the Warner/Red Hill office building with an accreted principal balance of $5,763,000. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan, which is recorded on the books of the unconsolidated joint venture, will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

        During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 (see description above) secured by the Crystal Tree Commerce Center. The Chandler's Reach and Monterra nonrecourse loans, which are recorded on the books of the unconsolidated joint ventures, have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. This loan will have an outstanding balance of $3,199,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. This loan will have an outstanding balance of approximately $4,380,000 at maturity.

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

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      As discussed further in the Annual Report, quarterly distributions of Partnership net cash flow were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Current cash flow generated by the Partnership's seven operating investment properties exceeds the level of these distributions. As a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership expects to increase the annual distribution rate. This proposed adjustment would be effective for the quarter ending March 31, 1997, and would be paid on May 15, 1997. Management is finalizing its review of the 1997 operating budgets and determining the capital needs of the Partnership's properties. Once this review is complete, management will determine the amount of the proposed increased distribution.

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants as of September 30, 1996. Subsequent to September 30, 1996, the property's largest tenant took occupancy of the final 12,000 square feet of its lease space, representing the remaining vacant space at the property. This tenant now occupies 61,621 square feet, or approximately 52% of the property's net rentable area. During the first six months of fiscal 1997, the Partnership funded approximately $279,000 to the Sunol Center joint venture to pay for tenant improvements and leasing commissions in connection with the final build-out of the major tenant's space. Once all the required capital work is completed, no further cash flow deficits are expected at Sunol Center for the next several years. None of the current leases at Sunol Center expire before October 2001.

      Crystal Tree Commerce Center was 96% leased as of September 30, 1996, up 4% from the previous quarter. During the current fiscal quarter, four new leases were signed with tenants that moved into a total of 8,509 square feet of space. One tenant occupying 3,676 square feet moved out upon expiration of its lease. In addition, two leases were renewed with tenants occupying a total of 1,407 square feet. Market conditions in the South Florida area remain very competitive and continued tenant turnover is likely in the near term. Property improvements during the first six months of fiscal 1997 were comprised mainly of the replacement of brick on portions of the exterior wall of the office tower. Future improvements planned for the remainder of the fiscal year include re-surfacing the retail walkways and re-sealing and re-striping the parking lot.

     The 64,000 square foot 1881 Worcester Road Office Building was 51% leased as of September 30, 1996, reflecting the lease expiration of the building's largest tenant during the prior quarter. In addition, another tenant occupying 19% of the net leasable area moved out of the building during the second quarter, although its lease obligation continues until December 1998. A settlement is currently being negotiated with this tenant whereby it may pay a fixed sum to be released from its remaining lease obligations. The funds from any such settlement would be used to cover most of the leasing expenses that would be incurred to sign a new lease with a prospective tenant. The market for office space in the suburban Boston area in which 1881 Worcester Road is located has strengthened recently. Average vacancy levels at similar buildings in the area have now declined below 10%. As a result, management is cautiously optimistic that the majority of the vacant space at 1881 Worcester Road will be re-leased within a relatively short period of time.

     The 625 North Michigan office building remained 89% leased at September 30, 1996, unchanged from the prior quarter. One tenant occupying 1,023 square feet vacated the building and another tenant reduced its space by 1,036 square feet. These changes were offset by three leases that were signed with new tenants during the current quarter, totaling 3,844 square feet. These new tenants will be taking occupancy during the third quarter. Within the next twelve months, leases with seven tenants at 625 North Michigan, totalling 27,353 square feet, will expire. One of these tenants occupies 15,639 square feet under a lease that expires in December 1996. Efforts are currently underway by the property's leasing team to retain this tenant. However, management is aware that this tenant is considering other locations and may not renew its lease at 625 North Michigan. Renovations to the building's facade have now been completed. The modernization of the elevator controls is set to begin in the third quarter and this work will continue for approximately one year at an estimated total cost of approximately $700,000.

     The leasing level at Warner/Red Hill was 85% as of September 30, 1996, up from 82% at the end of the previous quarter. This improvement is the result of a five-year lease signed during the quarter with a new tenant which now occupies 2,598 square feet. During the second quarter, the property's leasing team renewed leases with two tenants and finalized terms with another tenant that is expected to renew its lease in the third quarter. Leases with three tenants occupying 7,033 square feet are scheduled to expire over the next twelve months.

     The  Partnership  elected  early  application  of  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) in fiscal 1995. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of impairment losses on the operating investment properties owned by Warner/Red Hill Associates and Framingham 1881 - Associates. In fiscal 1995, Warner/Red Hill Associates recognized an impairment loss of $6,784,000 to write down the operating investment property to its estimated fair value of $3,600,000 as of December 31, 1994. Also in fiscal 1995, Framingham 1881 - Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000 as of December 31, 1994. Based on management's analysis in the fourth quarter of fiscal 1996, the estimated fair values of the Sunol Center, 625 North Michigan and Crystal Tree properties were below their net carrying amounts as of December 31, 1995. Management's estimates of undiscounted cash flows for all three properties indicated that such carrying amounts were expected to be recovered, but, in the case of 625 North Michigan and Crystal Tree, the reversion values could be less than the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995, and the Partnership commenced recording an additional annual depreciation charge of $65,000 on the Crystal Tree property in fiscal 1996. Both adjustments were reflected in the Partnership's consolidated financial statements effective for the fourth quarter of fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no change to the depreciation on Sunol Center was required.

     At September 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,024,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for the commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1996

      The Partnership reported net income of $13,000 for the three months ended September 30, 1996, as compared to a net loss of $145,000 for the same period in the prior year. This favorable change in net operating results is attributable to an increase in the Partnership's share of unconsolidated ventures' income of $87,000 and a decrease in the Partnership's operating loss of $71,000. The increase in the Partnership's share of unconsolidated ventures' income is primarily due to a decrease in the net loss of the Monterra and 625 North Michigan joint ventures. Net loss at Monterra decreased largely due to an increase in rental income, resulting from rental rate increases implemented over the past year. Net loss at 625 North Michigan decreased primarily as a result of a reassessment of the property which resulted in a lower valuation and a decrease in real estate tax expense during the current three-month period.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased by $71,000 for the three months ended September 30, 1996, mainly due to an increase in rental income and a decrease in general and administrative expenses. The increase in rental income was the result of an increase in occupancy at Sunol Center over the past year. General and administrative expenses decreased mainly due to a decrease in certain required professional services. The increase in rental income and the decrease in general and administrative expenses were partially offset by increases in depreciation and property operating expenses. Depreciation expense of the Sunol Center joint venture increased due to the substantial tenant improvement work which has occurred at the property over the past year, as discussed above. In addition, depreciation expense on the Crystal Tree Commerce Center is higher in the current period as a result of the depreciation adjustment discussed further above. Property operating expenses increased mainly due to an increase in repairs and maintenance expense at the Sunol Center joint venture.

Six Months Ended September 30, 1996

      The Partnership's net loss decreased by $248,000 for the six months ended September 30, 1996, when compared to the same period in the prior year. This decrease in net loss is largely attributable to a favorable change of $192,000 in the Partnership's share of unconsolidated ventures' operations. The improvement in the Partnership's share of unconsolidated ventures' operations for the six months ended September 30,1996 is primarily due to a decrease in the net loss of the Monterra joint venture and an increase in the net income of the Warner/Red Hill joint venture. Net loss at Monterra decreased largely due to an increase in rental income, resulting from rental rate increases implemented over the past year. Net income at Warner/Red Hill increased mainly due to the receipt of a real estate tax refund during the current period, which related to calendar 1995 taxes, and a small increase in rental income.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased by $56,000 for the six months ended September 30, 1996, mainly due to an increase in rental income and a decrease in general and administrative expenses. The increase in rental income was the result of an increase in occupancy at Sunol Center over the past year. General and administrative expenses decreased mainly due to a decrease in certain required professional services. The increase in rental income and the decrease in general and administrative expenses were partially offset by increases in depreciation and property operating expenses. Depreciation expense of the Sunol Center joint venture increased due to the substantial tenant improvement work which has occurred at the property over the past year, as discussed above. In addition, depreciation expense on the Crystal Tree Commerce Center is slightly higher in the current period as a result of the depreciation adjustment discussed further above. Property operating expenses increased mainly due to an increase in repairs and maintenance expense at the Sunol Center joint venture.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders remains undeterminable at the present time.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Dated:  November 13, 1996