Form 10-Q
period 1996-12-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1997-02-12
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                         CONSOLIDATED BALANCE SHEETS
               December 31, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   December 31      March 31
                                                   -----------      --------

Operating investment properties:
   Land                                          $     3,962       $    3,962
   Buildings and improvements                         28,518           27,771
                                                 -----------       ----------
                                                      32,480           31,733
   Less accumulated depreciation                     (10,419)          (9,499)
                                                 -----------       ----------
                                                      22,061           22,234

Investments in unconsolidated joint ventures          23,031           23,728
Cash and cash equivalents                              4,027            4,042
Prepaid expenses                                           -               13
Accounts receivable, net                                 428               81
Accounts receivable - affiliates                         255              255
Deferred rent receivable                                   -              185
Deferred expenses, net                                   657              717
                                                 -----------       ----------
                                                 $    50,459       $   51,255
                                                 ===========       ==========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses            $       650       $      373
Interest payable                                          60               60
Bonds payable                                          1,547            1,576
Mortgage notes payable                                 9,683            9,780
Co-venturer's share of net assets of
  consolidated joint venture                             187              187
Partners' capital                                     38,332           39,279
                                                 -----------       ----------
                                                 $    50,459       $   51,255
                                                 ===========       ==========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                   General       Limited
                                                   Partners      Partners
                                                   --------      --------

Balance at March 31, 1995                          $ (912)      $42,464
Net loss                                               (9)         (866)
Cash distributions                                     (8)         (750)
                                                   ------       -------
Balance at December 31, 1995                       $ (929)      $40,848
                                                   ======       =======

Balance at March 31, 1996                          $ (936)      $40,215
Net loss                                               (2)         (187)
Cash distributions                                     (8)         (750)
                                                   ------       -------
Balance at December 31, 1996                       $ (946)      $39,278
                                                   ======       =======



                             See accompanying notes

              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended      Nine Months Ended
                                          December 31,          December 31,
                                      ------------------      -----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----
Revenues:
   Rental income and expense
     reimbursements                 $ 756      $  582      $2,080      $1,592
   Interest and other income           63          65         178         219
                                    -----      ------      ------      ------
                                      819         647       2,258       1,811
Expenses:
   Property operating expenses        353         507       1,096       1,084
   Depreciation and amortization      360         362       1,053         870
   Interest expense                   252         247         760         774
   General and administrative         155         151         315         428
   Bad debt expense                     -           -          30          27
                                    -----      ------      ------      ------
                                    1,120       1,267       3,254       3,183
                                    -----      ------      ------      ------
Operating loss                       (301)       (620)       (996)     (1,372)

Investment income:
   Interest income on notes
     receivable from
     unconsolidated ventures          200         200         600         600
   Partnership's share of
      unconsolidated
      ventures' income
      (losses)                        123           4         207        (103)
                                    -----      ------      ------      ------
Net income (loss)                   $  22      $ (416)     $ (189)     $ (875)
                                    =====      ======      ======      ======

Net income (loss) per Limited
  Partnership Unit                  $0.01      $(0.20)     $(0.09)     $(0.43)
                                    =====      ======      ======      ======

Cash distributions per Limited
  Partnership Unit                  $0.13     $  0.13     $  0.38      $ 0.38
                                    =====     =======     =======      ======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.



                           See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                       1996              1995
                                                       ----              ----
Cash flows from operating activities:
  Net loss                                         $    (189)         $  (875)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
   Partnership's share of unconsolidated
     ventures' income (losses)                          (207)             103
   Depreciation and amortization                       1,053              870
   Amortization of deferred financing costs               15               15
   Changes in assets and liabilities:
     Escrowed cash                                         -             (161)
     Prepaid expenses                                     13               (9)
     Accounts receivable                                (347)            (214)
     Accounts receivable - affiliates                      -              (17)
     Deferred rent receivable                            185               29
     Deferred expenses                                   (60)            (620)
     Accounts payable and accrued expenses               276              477
                                                   ---------          -------
      Total adjustments                                  928              473
                                                   ---------          -------
      Net cash provided by (used in)
          operating activities                           739             (402)
                                                   ---------          -------

Cash flows from investing activities:
  Distributions from unconsolidated joint ventures     1,658              987
   Additions to operating investment properties         (747)          (2,130)
  Additional investments in unconsolidated
    joint ventures                                      (781)            (277)
                                                   ---------          -------
      Net cash provided by (used in)
          investing activities                           130           (1,420)
                                                   ---------          -------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable       (97)            (116)
  District bond assessments                              (29)               -
  Distributions to partners                             (758)            (758)
                                                   ---------          -------
      Net cash used in financing activities             (884)            (874)
                                                   ---------          -------

Net decrease in cash and cash equivalents                (15)          (2,696)

Cash and cash equivalents, beginning of period         4,042            6,460
                                                   ---------          -------

Cash and cash equivalents, end of period           $   4,027         $  3,764
                                                   =========         ========

Cash paid during the period for interest           $     745         $    759
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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and March 31, 1996 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

        Accounts receivable - affiliates at December 31, 1996 and March 31, 1996 includes $100,000 and $117,000, respectively, due from two joint ventures for interest earned on permanent loans and $140,000 and $123,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both December 31, 1996 and March 31, 1996 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

        Included in general and administrative expenses for the nine-month periods ended December 31, 1996 and 1995 is $131,000 and $153,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the nine-month periods ended December 31, 1996 and 1995 is $9,000 and $11,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3. Investments in Unconsolidated Joint Venture Partnerships

        As of December 31, 1996 and 1995, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
        For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                        Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                       -------------------   ----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----
Revenues:
   Rental revenues and expense
      recoveries                        $  2,827  $  2,784   $8,335     $8,138
   Interest and other income                  52        45      165        140
                                        --------  --------   ------     ------
                                           2,879     2,829    8,500      8,278
Expenses:
   Property operating expenses             1,015       967    2,941      2,771
   Real estate taxes                         442       620    1,509      1,879
   Mortgage interest expense                 204       246      643        682
   Interest expense payable to partner       200       200      600        600
   Depreciation and amortization             805       768    2,375      2,342
                                        --------  --------   ------     ------
                                           2,666     2,801    8,068      8,274
                                        --------  --------   ------     ------
 Net income                             $   213   $     28   $  432     $    4
                                        =======   ========   ======     ======

Net income (loss):
   Partnership's share of combined
     income (loss)                      $   135   $     16   $  242     $  (68)
   Co-venturers' share of combined
     income (loss)                           78         12      190         72
                                        -------   --------   ------     ------
                                        $   213   $     28   $  432     $    4
                                        =======   ========   ======     ======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1996 and 1995
                                 (in thousands)

                                       Three Months Ended    Nine Months Ended
                                           December 31,         December 31,
                                       ------------------    -----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

   Partnership's share of
     combined income (loss),
     as shown above                    $  135    $    16      $  242   $  (68)
   Amortization of excess basis           (12)       (12)        (35)     (35)
                                       ------    -------      ------   ------
   Partnership's share of
     unconsolidated
     ventures' income (losses)         $  123    $     4      $  207   $ (103)
                                       ======    =======      ======   ======

4. Operating Investment Properties

        At December 31, 1996 and March 31, 1996, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

        The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three and nine months ended December 31, 1996 and 1995 (in thousands):

                                       Three Months Ended    Nine Months Ended
                                           December 31,         December 31,
                                       ------------------    -----------------
                                          1996     1995        1996       1995
                                          ----     ----        ----       ----

     Property operating expenses:
      Real estate taxes                $   76   $   89       $   191   $  148
      Repairs and maintenance              87      169           324      326
      Utilities                            36       30           124      109
      Management fees                      41       42            87       87
      Administrative and other            113      177           370      414
                                       ------   ------        ------   ------
                                       $  353   $  507        $1,096   $1,084
                                       ======   ======        ======   ======

5.  Bonds Payable

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

6.  Mortgage Notes Payable

        Mortgage notes payable at December 31, 1996 and March 31, 1996 consist of the following (in thousands):

                                                 December 31      March 31
                                                 -----------      --------

     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property  (see  discussion  below).
     The terms of the note were modified
     effective  May  31,  1994.  Monthly
     payments,  including  interest,  of
     $55 are due beginning  July 1, 1994
     through  maturity on May 31,  1999.
     In  addition,   the  loan  requires
     monthly   deposits   to  a  capital
     improvement  escrow. The fair value
     of  the   mortgage   note   payable
     approximated  its carrying value at
     December  31,  1996 and  March  31,
     1996.                                        $ 6,301        $ 6,362

     8.39%  nonrecourse  note payable to
     an  insurance  company,   which  is
     secured   by   the   Crystal   Tree
     Commerce      Center      operating
     investment    property.     Monthly
     payments,  including  interest,  of
     $28 are due beginning  November 15,
     1994 through  maturity on September
     19,  2001.  The  fair  value of the
     mortgage note payable  approximated
     its carrying  value at December 31,
     1996  and  March  31,  1996.                   3,382          3,418
                                                  -------        -------

                                                  $ 9,683        $ 9,780
                                                  =======        =======

        In addition to the long-term mortgage debt described above, the Partnership has indemnified Warner/Red Hill Associates, Crow/PaineWebber -LaJolla, Ltd. and Lake Sammamish Limited Partnership, along with the related co-venture partners, against all liabilities, claims and expenses associated with certain outstanding secured borrowings of the unconsolidated joint ventures. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent with the existing lender to modify and extend the maturity of a zero coupon loan secured by the Warner/Red Hill Office Building with an accreted principal balance of $5,763,000. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan, which is recorded on the books of the unconsolidated joint venture, will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

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

7.   Contingencies

      As discussed in more detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, quarterly distributions of Partnership net cash flow were reinstated with the payment made on May 15, 1995 for the quarter ended March 31, 1995 at the rate of 1% per annum on original invested capital. Current cash flow generated by the Partnership's seven operating investment properties exceeds the level of these distributions. The two multi-family apartment properties in which the Partnership has an interest continue to experience strong occupancy levels and increasing rental rates. As discussed further below, the operations of the five commercial office and retail properties in the Partnership's portfolio are either stable or improving. As a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership plans to increase the quarterly distribution to $5.00 per original $1,000 investment, which is equivalent to a 2% annualized return. This planned increase will be effective for the distribution to be paid on May 15, 1997 for the quarter ending March 31, 1997.

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants as of December 31, 1996. During the current quarter, the property's largest tenant took occupancy of the final 12,000 square feet of its lease space, representing the remaining vacant space at the property. This tenant now occupies 61,621 square feet, or approximately 52% of the property's net rentable area. During the first nine months of fiscal 1997, the Partnership funded approximately $348,000 to the Sunol Center joint venture to pay for tenant improvements and leasing commissions in connection with the final build-out of this major tenant's space. Now that all the required capital work is completed, the Sunol Center joint venture is not expected to require any further capital contributions for the next several years. None of the current leases at Sunol Center expire before October 2001.

      Crystal Tree Commerce Center was 94% leased as of December 31, 1996, down 2% from the previous quarter. During the current quarter, three tenants occupying a total of 4,418 square feet of space moved out, while a replacement tenant moved into 2,884 square feet. During the next twelve months, leases with twelve tenants totalling 12,753 square feet will expire. The majority of these tenants are expected to renew their leases. Market conditions in the South Florida area remain very competitive and continued tenant turnover is likely. Property improvements during the first nine months of fiscal 1997 were comprised mainly of restriping the parking lot, resurfacing the retail walkways and installing new awnings on the fourth floor balconies in the office section of the property.

     The 64,000 square foot 1881 Worcester Road Office Building was 51% leased as of December 31, 1996, unchanged from the prior quarter. As previously reported, a tenant which had occupied 19% of the net leasable area moved out of the building during the second quarter, although its lease obligation was scheduled to continue until December 1998. During the third quarter, a settlement payment in the amount of $100,000 was received from this tenant in return for a release from its remaining lease obligation. The funds from this settlement will be used to pay the costs of newly leased space at the property. During the quarter, a lease expansion and extension agreement was signed with the building's sole remaining tenant. This tenant, which agreed to extend its lease term from three to six years, will now occupy the entire second floor of this two-story building, increasing its occupancy from 29% to 51% of the net rentable area. The market for office space in the suburban Boston area in which 1881 Worcester Road is located continues to strengthen. Average vacancy levels at similar buildings in the area have now declined below 5%. As a result, very few large blocks of space are available. Consequently, management is cautiously optimistic that the leasing of the vacant first floor at 1881 Worcester Road, which comprises over 30,000 square feet, will be successfully completed in the near term.

     The 625 North Michigan Office Building was 86% leased at December 31, 1996, down 3% from the prior quarter. A tenant occupying 15,639 square feet moved out of the building during the current quarter upon the expiration of its lease obligation. However, the loss of this tenant was partially offset by certain positive leasing developments during the quarter. Two tenants expanded their spaces for a total of 2,358 square feet, two leases were signed with new tenants occupying 4,724 square feet, and one tenant renewed its lease for 2,109 square feet. The modernization of the building's elevator controls is currently underway, and this work is expected to continue for approximately one year at an estimated total cost of approximately $700,000.

     The leasing level at the Warner/Red Hill Business Center was 85% as of December 31, 1996, unchanged from the previous quarter. During the third quarter, the property's leasing team finalized one lease renewal with a tenant occupying 1,080 square feet of space. Leases with four tenants comprising approximately 16,000 square feet of space will be expiring over the next twelve months. The property's leasing team expects to renew most of these leases.

     As previously reported, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) in fiscal 1995. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of impairment losses on the operating investment properties owned by Warner/Red Hill Associates and Framingham 1881 - Associates in fiscal 1995. Based on management's analysis of potential impairment in the fourth quarter of fiscal 1996, the estimated fair values of the Sunol Center, 625 North Michigan and Crystal Tree properties were below their net carrying amounts as of December 31, 1995. Management's estimates of future undiscounted cash flows for all three properties indicated that such carrying amounts were expected to be recovered, but, in the case of 625 North Michigan and Crystal Tree, the reversion values could be less than the carrying amounts at the time of disposition. As a result of such assessment, the 625 North Michigan joint venture commenced recording an additional annual depreciation charge of $350,000 in calendar 1995, and the Partnership commenced recording an additional annual depreciation charge of $65,000 on the Crystal Tree property in fiscal 1996. Both adjustments were reflected in the Partnership's consolidated financial statements effective for the fourth quarter of fiscal 1996. Such annual charges will continue to be recorded in future periods. Based on management's analysis, no change to the depreciation on Sunol Center was required.

     At December 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,027,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for the commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership reported net income of $22,000 for the three months ended December 31, 1996, as compared to a net loss of $416,000 for the same period in the prior year. This favorable change in net operating results is attributable to an increase in the Partnership's share of unconsolidated ventures' income of $119,000 and a decrease in the Partnership's operating loss of $319,000. The increase in the Partnership's share of unconsolidated ventures' income is primarily due to an increase in net income of the 625 North Michigan and Monterra joint ventures. Net income at 625 North Michigan increased primarily as a result of a property tax reassessment which resulted in a lower valuation and a decrease in real estate tax expense for the current three-month period. Net income at Monterra increased largely due to an increase in rental income, resulting from rental rate increases implemented over the past year.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased by $319,000 for the three months ended December 31, 1996, mainly due to an increase in rental income and a decrease in property operating expenses. The increase in rental income was the result of the increase in occupancy at Sunol Center over the past year. Property operating expenses decreased mainly due to a decrease in repairs and maintenance and certain other administrative expenses for both the Sunol Center joint venture and the Crystal Tree Commerce Center.

Nine Months Ended December 31, 1996
-----------------------------------

      The Partnership's net loss decreased by $686,000 for the nine months ended December 31, 1996, when compared to the same period in the prior year. This decrease in net loss is largely attributable to a favorable change of $310,000 in the Partnership's share of unconsolidated ventures' operations. The improvement in the Partnership's share of unconsolidated ventures' operations for the nine months ended December 31, 1996 is primarily due to an increase in the net income of the Warner/'Red Hill and 625 North Michigan joint ventures and a decrease in the net loss of the Monterra joint venture. Net income at Warner/Red Hill increased mainly due to the receipt of a real estate tax refund during the current period, which related to calendar 1995 taxes, and a small increase in rental income. Net income at 625 North Michigan increased primarily as a result of a property tax reassessment which resulted in a lower valuation and a decrease in real estate tax expense for the current nine-month period. Net loss at Monterra decreased largely due to an increase in rental income resulting from rental rate increases implemented over the past year.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased by $376,000 for the nine months ended December 31, 1996, mainly due to an increase in rental income and a decrease in general and administrative expenses. The increase in rental income was the result of the increase in occupancy at Sunol Center over the past year. General and administrative expenses decreased mainly due to a decrease in certain required professional services. The increase in rental income and the decrease in general and administrative expenses were partially offset by an increase in depreciation expense. Depreciation expense of the Sunol Center joint venture increased due to the substantial tenant improvement work which has occurred at the property over the past year as a result of the leasing activity. In addition, depreciation expense on the Crystal Tree Commerce Center is slightly higher in the current period as a result of the depreciation adjustment discussed further above.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      With regard to the Abbate and Bandrowski actions described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to both actions was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


                              PAINEWEBBER EQUITY PARTNERS ONE
                                    LIMITED PARTNERSHIP


                              By:  First Equity Partners, Inc.
                                 Managing General Partner





                              By:   /s/ Walter V. Arnold
                                    ---------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer



Dated:  February 12, 1997