Form 10-K405
period 1997-03-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1997-06-30
CIK 766658

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ___                   SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: MARCH 31, 1997
                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-14857

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        Virginia                                                 04-2866287
        --------                                                 ----------
(State of organization)                                     (I.R.S. Employer
                                                           Identification  No.)

  265 Franklin Street, Boston, Massachusetts                          02110
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

         Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                      which registered
-------------------                                      ----------------
     None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No _
                                        ___

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
---------                                                  -------------------
Prospectus of registrant dated                              Parts II and IV
July 18, 1985, as supplemented

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                1997 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                    Page

Item       1            Business                                          I-1

Item       2            Properties                                        I-3

Item       3            Legal Proceedings                                 I-4

Item       4            Submission of Matters to a Vote of
                          Security Holders                                I-5

PART II

Item       5            Market for the Partnership's Limited Partnership
                        Interests and Related Security Holder Matters    II-1

Item       6            Selected Financial Data                          II-1

Item       7            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations            II-2

Item       8            Financial Statements and Supplementary Data      II-8

Item       9            Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure         II-8

PART III

Item      10            Directors and Executive Officers of the
                          Partnership                                   III-1

Item      11            Executive Compensation                          III-2

Item      12            Security Ownership of Certain Beneficial
                        Owners and Management                           III-3

Item      13            Certain Relationships and Related Transactions  III-3

PART IV

Item      14            Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                              IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-41

    This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.
                                    PART I

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

     As of March 31, 1997, the Partnership owned directly or through joint venture partnerships the properties or interests in the properties set forth in the following table, which consist of four office/R&D buildings, two apartment complexes and one mixed-use retail/office property.


Name of Joint Venture                            Date of
Name and Type of Property                        Acquisition
Location                            Size         of Interest     Type of Ownership (1)
---------------------------         ----         ----------      ----------------------

Crystal Tree Commerce Center       74,923 square   10/23/85      Fee ownership of land and
North Palm Beach, FL               feet of retail                improvements
                                   space and
                                   40,115 square
                                   feet of office
                                   space

Warner/Red Hill Associates         93,895           12/18/85     Fee ownership of land and
Warner/Red Hill Business Center    net rentable                  improvements (through
Tustin, CA                         square feet of                joint venture)
                                   office space

Crow PaineWebber LaJolla, Ltd.     180 units        7/1/86       Fee ownership of land and
Monterra Apartments                                              improvements (through
LaJolla, CA                                                      joint venture)

Sunol Center Associates            116,680 net      8/15/86      Fee ownership of land and
Sunol Center Office Buildings      rentable                      improvements (through
Pleasanton, CA                     square feet of                joint venture)
                                   office space (2)

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



Name of Joint Venture                            Date of
Name and Type of Property                        Acquisition
Location                            Size         of Interest     Type of Ownership (1)
---------------------------         ----         ----------      ----------------------

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

(2) On February 28, 1990, one of the three buildings comprising the Sunol Center investment was sold for $8,150,000. The building that was sold consisted of approximately 53,400 net rentable square feet, or 31% of the original total net rentable square feet.

      The Partnership's investment objectives are to invest the proceeds raised from the offering of limited partnership units in a diversified portfolio of income-producing properties in order to:

(i)   preserve and protect the original capital invested in the Partnership;

(ii) provide the Limited Partners with quarterly cash distributions, a portion of which will be sheltered from current federal income tax liability; and
(iii) achieve long-term capital appreciation through potential appreciation in the values of the Partnership's investment properties.

      Through March 31, 1997, the Limited Partners had received cumulative cash distributions totalling approximately $37,782,000 or $428 per original $1,000 investment for the Partnership's earliest investors. Quarterly distributions were paid at the rate of 9% per annum on invested capital from inception through the quarter ended December 31, 1988. The distributions were reduced to 6% per annum effective for the quarter ended March 31, 1989 and were paid at that rate through the quarter ended March 31, 1990, at which point they were reduced to 2% per annum. Effective for the quarter ended December 31, 1992, the Partnership suspended the payment of quarterly distributions as part of an overall strategy aimed at accelerating the timetable for repaying the Partnership's zero coupon loans, the refinancings of which were completed during fiscal 1995. As a result, distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995. As discussed further below, as a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership has increased the quarterly distribution to a 2% annualized return, effective for the distribution paid on May 15, 1997 for the quarter ended March 31, 1997. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in all seven of its original investment properties, although, as noted above, the Sunol Center joint venture has sold one of its three office buildings. The proceeds of this sale transaction were used to retire an outstanding zero coupon loan and for reinvestment in certain of the existing joint ventures.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. While market values for commercial office buildings have generally begun to recover after several years of depressed conditions, such values, for the most part, remain below the levels which existed in the mid-1980's, which is when the Partnership's properties were acquired. Such conditions are due, in part, due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. The market for multi-family residential properties in most markets throughout the country remained strong during fiscal 1997 although estimated market values in some markets appeared to have plateaued as a result of the increase in development activity referred to below. Management is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

      All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The Partnership's shopping center and office buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

      At March 31,  1997,  the  Partnership  had  interests  in seven  operating properties through direct ownership and joint venture partnerships. The properties and the related joint venture partnerships are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:


                                                Percent Occupied At
                                 ------------------------------------------------
                                                                          Fiscal
                                                                          1997
                                 6/30/96     9/30/96  12/31/96  3/31/97   Average
                                 -------     -------  --------  -------   -------

Crystal Tree                      92%         96%       94%       96%      95%

Warner/Red Hill                   82%         85%       85%       80%      83%

Monterra Apartments               98%         98%       99%       98%      98%

Sunol Center                     100%        100%      100%      100%     100%

Chandler's Reach Apartments       94%         95%       94%       94%      94%

1881 Worcester Road              100%         51%       51%       51%      63%

625 North Michigan Avenue         89%         89%       86%       84%      87%

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

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Equity Partners One Limited Partnership, PaineWebber, First Equity Partners, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Equity Partners One Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, First Equity Partners, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, First Equity Partners, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1997 there were 7,920 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

    The  Partnership  has a  Distribution  Reinvestment  Plan designed to enable
Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1997.

Item 6. Selected Financial Data

               PaineWebber Equity Partners One Limited Partnershi
          For the years ended March 31, 1997, 1996, 1995, 1994 and 1993
                    (in thousands, except for per Unit data)

                         1997       1996        1995        1994        1993
                         ----       ----        ----        ----        ----

Revenues             $  3,173   $   2,726    $  2,346    $  1,971    $  2,139

Operating loss       $ (1,099)  $  (1,739)   $ (1,637)   $ (2,196)   $ (2,025)

Interest income
 on notes
 receivable from
 unconsolidated
 ventures            $    800   $     800    $    800    $    800    $    800

Partnership's share
  of unconsolidated
  ventures' losses   $   (107)   $   (324)   $   (715)   $ (1,072)   $ (1,048)

Partnership's share
  of losses due to
  impairment
  of operating
  investment
  properties                -           -    $ (8,703)          -           -

Net loss             $   (406)   $ (1,263)   $(10,255)  $  (2,468)   $ (2,273)

Net loss per
  Limited
  Partnership Unit   $  (0.20)   $ (0.62)    $ (5.07)   $   (1.22)   $  (1.12)

Cash distributions
  per Limited
  Partnership Unit   $   0.50    $    0.50        -            -     $   0.75

Total assets         $  49,736   $  51,255   $  53,572    $ 64,370    $ 66,169

Long-term debt       $  11,152   $  11,356   $  11,548    $ 12,148    $ 11,273

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------

    The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The Partnership offered limited partnership interests to the public from July 18, 1985 to July 17, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $100,000,000 were received by the Partnership from the sale of Partnership Units. The Partnership also received proceeds of $17,000,000 from the issuance of four zero coupon loans during the initial acquisition period. The proceeds of such borrowings, net of financing expenses of approximately $275,000, were used to pay the offering and organizational expenses, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of March 31, 1997, the Partnership retained an ownership interest in seven operating investment properties, which consist of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be the opportune time to sell the Partnership's portfolio of properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years. The two multi-family apartment properties in which the Partnership has an interest continue to experience strong occupancy levels and increasing rental rates. As discussed further below, the operations of the five commercial office and retail properties in the
Partnership's portfolio are either stable or improving. As a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership increased the quarterly distribution to $5.00 per original $1,000 investment, which is equivalent to a 2% annualized return. This increase was effective for the distribution paid on May 15, 1997 for the quarter ended March 31, 1997.

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants throughout fiscal 1997. During the third quarter of fiscal 1997, the property's largest tenant took occupancy of the final 12,000 square feet of its leased space, representing the remaining vacant space at the property. This tenant now occupies 61,621 square feet, or approximately 52% of the property's net rentable area. During fiscal 1997, the Partnership funded approximately $348,000 to the Sunol Center joint venture to pay for tenant improvements and leasing commissions in connection with the final build-out of this major tenant's space. Now that all the required capital work is completed, the Sunol Center joint venture is not expected to require any further capital contributions for the next several years. None of the current leases at Sunol Center expire before October 2001. The overall market remains strong with increasing rental rates and a low vacancy level of 2%. Selective development in the area is continuing as a result of this low vacancy level. Four new Pleasanton office projects, all owner/user developments or build-to-suits, totalling 542,000 square feet commenced construction during the fourth quarter of fiscal 1997. Two other major Pleasanton office/flex developments under construction have pre-leased a significant amount of their space. The BART (Bay Area Rapid Transit) station, which will serve the Hacienda Business Park in which Sunol Center is located, opened ahead of schedule in early May 1997. The existing rental rates on the leases at Sunol Center are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership can be expected to achieve a materially higher sale price as the existing leases with below-market rental rates approach their expiration dates. In the meantime, management will continue to closely monitor all planned development activity in the market. Accordingly, management plans to defer any sale efforts for the immediate future in order to capture this expected increase in value.

      The 64,000 square foot 1881 Worcester Road Office Building was 51% leased as of March 31, 1997. As previously reported, a tenant which had occupied 49% of the net leasable area moved out of the building during the second quarter of fiscal 1997, although its lease obligation was scheduled to continue until December 1998. During the third quarter, a settlement payment in the amount of $100,000 was received from this tenant in return for a release from its remaining lease obligation. The funds from this settlement will be used to pay for leasing costs at the property. During the third quarter of fiscal 1997, a lease expansion and extension agreement was signed with the building's sole remaining tenant. This tenant, which agreed to extend its lease term from three to six years, now occupies the entire second floor of this two-story building, increasing its occupancy from 29% to 51% of the net rentable area. The market for office space in the suburban Boston area in which 1881 Worcester Road is located has continued to strengthen in recent months. Average vacancy levels at similar buildings in the area have declined to approximately 5%. As a result, very few large blocks of space are available. In addition, the property management team has recently completed the renovation of the building's lobby, and subsequent to year-end, a new leasing agent was retained to market the vacant space at the property. The lobby renovations and the new leasing agent appear to have stimulated leasing activity which has resulted in serious discussions with two prospects that together would absorb all of the available space at 1881 Worcester Road. Consequently, management is cautiously optimistic that the leasing of the vacant first floor at 1881 Worcester Road, which comprises over 31,000 square feet, will be successfully completed in the near term.

     The occupancy level at Warner/Red Hill decreased to 80% as of March 31, 1997, from its 83% level of one year earlier. The decline in occupancy occurred because a tenant moved its operations to another location at the expiration of its lease agreement in the fourth quarter of fiscal 1997. Subsequent to year-end, a lease was executed with a new tenant to occupy 11,415 square feet, or 12% or the property's rentable area. Leases with four tenants occupying a total of 13,013 square feet are scheduled to expire over the next twelve months. The largest of these tenants, which occupies 8,837 square feet, is expected to renew its lease. Local rental rates for office space have experienced a modest increase in recent months. This is the first positive sign of potentially improving market conditions in the Tustin, California area in several years. With the lack of speculative office construction in the local market, the property's leasing team is cautiously optimistic that the general market conditions will continue to improve in fiscal 1998.

      625 North Michigan Avenue in Chicago, Illinois, was 84% leased at March 31, 1997, compared to 89% at the end of the prior year. This decrease is mainly the result of the loss of a 15,639 square foot tenant which had occupied 5% of the building's rentable area. This tenant vacated the property at the end of its lease term to move to another building which was better able to accommodate the tenant's need to expand and its desire to be on one floor. In addition, this tenant's new space had been recently and expensively improved by a previous tenant with a similar use. Although the building's current occupancy level reflects the loss of a few larger tenants with recent lease expirations, the local office market has been improving and its average occupancy level has risen to 86%. As a result, management is cautiously optimistic that ongoing leasing efforts will lead to improved occupancy at the property over the near term. In fiscal 1998, eight tenants occupying a total of 15,053 square feet have leases that will expire. The property's leasing team expects four of these tenants to renew their leases. The modernization of the building's elevator controls is currently underway, with work on two of the eight elevator cars now completed. This work is expected to continue for the remainder of calendar year 1997 at an estimated total cost of approximately $700,000.

      As a result of several lease transactions at Crystal Tree Commerce Center in North Palm Beach, Florida, the Center was 96% leased at March 31, 1997, an increase from 92% at March 31, 1996. Ten new leases were signed during fiscal 1997 with tenants that moved into a total of 15,600 square feet of space. In addition, seven leases covering 8,800 square feet were renewed during the year. This leasing activity was partially offset by the loss of seven tenants that had occupied 10,647 square feet and vacated the Center during fiscal 1997. During fiscal 1998, leases with eleven tenants totalling 10,200 square feet are scheduled to expire. Of these expiring leases, seven tenants are expected to renew. Property improvements completed during the year included restriping the parking lot, resurfacing the retail walkways, installing new awnings on the fourth floor balconies in the office section of the property, installation of a new air conditioning unit and repair and refurbishment of the courtyard fountain.

      The average occupancy level at Chandler's Reach Apartments in Redmond, Washington, remained at 94% for the quarter ended March 31, 1997, unchanged from the prior quarter. Conditions in the local market remain favorable as evidenced by high occupancy levels that average 97%, minimal new construction and increasing rental rates. For calendar year 1997, rental rates at Chandler's Reach are targeted to increase by 7%. The use of concessions in the form of free rent is no longer common in this market. Construction of Microsoft Corporation's 37-acre campus, which is located within two miles of Chandler's Reach, is ongoing and is expected to add 2,500 employees to the area. The Redmond Town Center Mall, also located within two miles of the property, is scheduled to open in August of 1997. This new mall will consist of 400,000 square feet of retail space, a 44-acre park and bike trails covering 120 acres. These nearby amenities are expected to add to the appeal of Chandler's Reach Apartments. Capital improvement plans at Chandler's Reach for the remainder of calendar 1997 include the repainting of all of the building exteriors.

      The average occupancy level at Monterra Apartments in La Jolla, California, was 98% for the quarter ended March 31, 1997, compared to 99% for the prior quarter. Rental rates were increased by 2% during the fourth quarter, which is ahead of schedule to meet the 1997 budget of 7% for the calendar year. The current occupancy level for competing properties averages 97%, and no new construction is planned in the local market area. A major capital project to repair and/or replace water-damaged stair towers and landings at the Monterra Apartments is scheduled to be completed during fiscal 1998. The preliminary cost estimate to complete this capital project is approximately $300,000.

     At March 31, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,325,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership's net loss decreased by $857,000 in fiscal 1997, when compared to the prior year. This decrease in net loss is largely attributable to a decrease in the Partnership's operating loss of $640,000. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased mainly due to an increase in rental income and decreases in general and administrative expenses and property operating expenses. Rental income increased by $433,000 as a result of an increase in occupancy at Sunol Center from an average of 89% during fiscal 1996 to 100% for fiscal 1997. General and administrative expenses decreased by $127,000 mainly due to a decrease in certain required professional services. Property operating expenses decreased by $126,000 as a result of declines in repairs and maintenance costs at the Crystal Tree Commerce Center and certain administrative expenses at Sunol Center. The increase in rental income and the decreases in general and administrative expenses and property operating expenses were partially offset by increases in depreciation charges and real estate tax expense in fiscal 1997. Depreciation expense increased by $77,000 mainly due to the substantial tenant improvement work which has occurred at the Sunol Center property over the past year as a result of the leasing activity. Real estate tax expense increased by $54,000 primarily due to the receipt of a refund at Sunol Center during the prior year.

      A decrease in the Partnership's share of unconsolidated ventures' losses of $217,000 also contributed to the decline in net loss for fiscal 1997. The improvement in the Partnership's share of unconsolidated ventures' operations is primarily attributable to a decrease in the net losses of the Warner/Red Hill and Monterra joint ventures. Net loss at Warner/Red Hill decreased by $113,000 for the current year mainly due to the receipt of a real estate tax refund and a small increase in rental income. Net loss at Monterra decreased by $163,000 for the current year largely due to an increase in rental income resulting from rental rate increases implemented over the past year. The increase in the net income of the Warner/Red Hill joint venture and the decrease in the net loss of the Monterra joint venture were partially offset by small decreases in net income at the 625 North Michigan and 1881 Worcester Road joint ventures. Net income decreased by $33,000 at 625 North Michigan due to an increase in real estate taxes. Net income decreased at 1881 Worcester Road by $56,000 mainly due to the write-off of certain leasehold improvements and deferred leasing costs resulting from former tenants vacating the property.

1996 Compared to 1995
---------------------

      The Partnership's net loss decreased by $8,992,000 in fiscal 1996 when compared to the prior year mainly due to the impairment losses recognized with respect to the Warner/Red Hill and 1881 Worcester Road properties in fiscal 1995, as discussed further in the notes to the accompanying financial statements. This favorable change in net loss was also partly attributed to a decrease of $391,000 in the Partnership's share of unconsolidated ventures' losses. The decrease in the Partnership's share of unconsolidated ventures' losses was primarily due to an increase in net income at the 1881 Worcester Road and 625 North Michigan joint ventures. A decrease in net loss of $280,000 at the Monterra Apartments joint venture also contributed to the decrease in the Partnership's share of unconsolidated ventures' losses in fiscal 1996. Net income at 1881 Worcester Road increased mainly due to an increase in rental revenue of $171,000 as a result of an increase in occupancy from 79% at December 31, 1994 to 100% at December 31, 1995. In addition, the venture's depreciation expense decreased during fiscal 1996 as a result of the impairment loss recorded in calendar 1995. Net income at 625 North Michigan improved mostly due to a decrease in real estate tax expense of $289,000 due to the property's lower value assessment in fiscal 1996. In addition, the venture's rental income increased by almost $200,000 in calendar 1995 mainly due to an increase in the property's average occupancy level from 83% in calendar 1994 to 88% in calendar 1995. The effect on the venture's net income of the decrease in real estate taxes and the increase in rental income was partially offset by a $350,000 increase in depreciation expense. The favorable change in the Monterra joint venture's net operating results was mainly due to a decrease in interest expense of $268,000 resulting from the refinancing of the zero coupon loan secured by Monterra in calendar 1994. The refinancing transaction changed Monterra's debt from a compounding zero coupon loan with a balance of $8,645,000, bearing interest at 9.36% at the time of the refinancing, to a current pay mortgage loan with an outstanding balance of $4,849,000, bearing interest at 8.45% as of September 27, 1994. The favorable changes in the net operating results of the 1881 Worcester Road, 625 North Michigan and Monterra joint ventures were partially offset by unfavorable changes in the net operating results of the Warner/Red Hill and Chandler's Reach joint ventures. At Warner/Red Hill, an increase in interest expense and a decline in rental revenues, which were partially offset by a decrease in depreciation expense, contributed to an increase in the venture's net loss for calendar 1995. The unfavorable change in the net operating results of the Chandler's Reach joint venture was primarily attributed to an increase in interest expense resulting from the September 1994 refinancing transaction in which the debt secured by Chandler's Reach was transferred from the Partnership's books to the joint venture's books.

      The decrease in the Partnership's share of unconsolidated ventures' losses was partially offset by an increase in the Partnership's operating loss of $102,000. This increase was primarily due to an increase in property operating expenses of $297,000 and an increase in depreciation and amortization expense of $296,000. The increase in property operating expenses was mainly attributable to increases in repairs and maintenance and administrative expenses at both of the consolidated operating properties, Sunol Center and Crystal Tree Commerce Center. Depreciation and amortization expense increased at Sunol Center due to a significant amount of capital expenditures for tenant improvement work and leasing commissions in calendar 1995 which resulted from the leasing activity referred to above. Depreciation expense increased at Crystal Tree due to the reassessment of the Partnership's depreciation policy. In addition, interest and other income decreased by $233,000 in fiscal 1996 when compared to the prior year. Interest income decreased due to a decrease in average outstanding cash balances mainly as a result of the use of reserves to pay for Sunol Center leasing costs. The increases in property operating expenses and depreciation and amortization expense and the decrease in interest and other income were partially offset by an increase in rental income of $613,000. Rental income increased primarily due to the significant increase in occupancy at Sunol Center during calendar 1995.

1995 Compared to 1994
---------------------

     The Partnership's net loss increased by $7,787,000 in fiscal 1995 when compared to the prior year due to the impairment losses recognized with respect to the Warner/Red Hill and 1881 Worcester Road properties in fiscal 1995, as discussed further in the notes to the accompanying financial statements. The impact of the impairment losses was partially offset by decreases in the Partnership's operating loss and the Partnership's share of unconsolidated ventures' losses of $559,000 and $357,000, respectively. The Partnership's fiscal 1995 operating loss decreased primarily due to a decrease in the net loss of the Partnership's consolidated joint venture, Sunol Center Associates, and an increase in the net income of the wholly owned Crystal Tree Commerce Center. The net loss at Sunol Center decreased by $198,000 primarily due to an increase in other revenues. Net income of the Crystal Tree Commerce Center increased due to an increase in rental income of $62,000 and a decrease in bad debt expense of $27,000. Rental income increased due to an increase in average occupancy to 98% in fiscal 1995 from 97% in fiscal 1994. In addition to the decrease in net loss at Sunol Center and the increase in net income at Crystal Tree, operating loss decreased due to an increase in interest income and decreases in general and administrative expenses and interest expense. Interest income increased by $126,000 due to a steady increase in interest rates earned on cash and cash equivalents throughout fiscal 1995. General and administrative expense decreased by $87,000 mainly due to a decrease in legal expenses. Interest expense decreased by $41,000 due to the modification and principal paydown of the loan secured by the 625 North Michigan property and the refinancing and payoff of the zero coupon loan which was secured by the Chandler's Reach Apartments. The impact of those two transactions on interest expense was partially offset by the issuance of mortgage debt secured by the Crystal Tree property in September 1994.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

    The following factors could cause actual results to differ materially from historical results or those anticipated:

    Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

    Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

    Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

    The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

     Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has surged in the past 12 months. Existing apartment properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The commercial office segment has begun to experience limited new development activity in selected areas after several years of virtually no new supply being added to the market. The retail segment of the real estate market is currently suffering from an oversupply of space resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

    Impact of Joint Venture Structure. The ownership of certain of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

    Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment, office and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

INFLATION
---------

     The Partnership commenced operations in 1985 and completed its eleventh full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                     elected
  Name                        Office                     Age         to Office
  ----                        ------                     ---         ---------

Bruce J. Rubin          President and Director           37          8/22/96
Terrence E. Fancher     Director                         43          10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer        49          10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer            54          4/17/85 *
Timothy J. Medlock      Vice President and Treasurer     36          6/1/88
Thomas W. Boland        Vice President                   34          12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

    The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

    The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 2% per annum on invested capital for all of fiscal 1992 and through the second quarter of fiscal 1993. Effective for the quarter ended December 31, 1992, such distributions were suspended in order to accumulate cash required to repay and refinance the Partnership's zero coupon loans. The last of the refinancing transactions was completed during fiscal 1995. Distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995 and were increased to a rate of 2% per annum on invested capital effective for the quarter ended March 31, 1997. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

    All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1997. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1997 is $179,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $9,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

    At March 31, 1997 accounts receivable - affiliates includes $100,000 due from a certain unconsolidated joint venture for interest earned on a permanent loan and $145,000 of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1997 also includes $15,000 of expenses paid by the Partnership on behalf of certain of the joint ventures during fiscal 1993.

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

   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1997.

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

                                 PAINEWEBBER EQUITY PARTNERS
                                 ONE LIMITED PARTNERSHIP


                                    By:  First Equity Partners, Inc.
                                        Managing General Partner

                                    By: /s/ Bruce J. Rubin
                                        -------------------
                                       Bruce J. Rubin
                                       President and
                                       Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        -------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        -------------------
                                       Thomas W. Boland
                                       Vice President


Dated:  June 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                 Date: June 30, 1997
   -----------------------                  -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher            Date: June 30, 1997
   -----------------------                  -------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS

                                                    Page Number in the Report
Exhibit No.  Description of Document                Or Other Reference
-----------  -----------------------                ------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission pursuant
              dated July 18, 1985, as                to Rule  424(c) and incorporated
              supplemented, with particular          herein by reference.
              reference to the Restated
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission pursuant
              filed as exhibits to registration      to Section 13 or 15(d)of the
              statements and amendments thereto      Securities Act of 1934 and
              of the registrant together with all    incorporated   herein  by reference.
              such contracts filed as exhibits of
              previously filed Forms 8-K and
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual Report for fiscal year
                                                     1997 has been sent to the Limited
                                                     Partners.  An Annual Report will be
                                                     sent to the Limited Partners
                                                     subsequent to this filing.


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


                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    Reference
                                                                    ---------

PaineWebber Equity Partners One Limited Partnership:

   Reports of independent auditors                                    F-2

   Consolidated balance sheets as of March 31, 1997 and 1996          F-4

   Consolidated statements of operations for the years ended
     March 31, 1997, 1996 and 1995                                    F-5

   Consolidated statements of changes in partners' capital
     (deficit) for the  years ended March 31, 1997, 1996 and 1995     F-6

   Consolidated statements of cash flows for the years ended
     March 31, 1997, 1996 and 1995                                    F-7

   Notes to consolidated financial statements                         F-8

   Schedule III - Real Estate and Accumulated Depreciation            F-29

Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership:

   Reports of independent auditors                                    F-30

   Combined balance sheets as of December 31, 1996 and 1995           F-32

   Combined  statements  of operations  and changes in venturers'
     capital for the years ended December 31, 1996, 1995 and 1994     F-33

   Combined statements of cash flows for the years ended
     December 31, 1996, 1995 and 1994                                 F-34

   Notes to combined financial statements                             F-35

   Schedule III - Real Estate and Accumulated Depreciation            F-41



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

                        REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners One Limited Partnership as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Warner/Red Hill Associates (an unconsolidated joint venture) as of December 31, 1994 and for the year then ended have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Warner/Red Hill Associates for the year ended December 31, 1994, it is based solely on their report. In the consolidated financial statements, the Partnership's equity in the net loss of Warner/Red Hill Associates is stated at $5,687,000 for the year ended March 31, 1995.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners One Limited Partnership at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                               /S/ ERNST & YOUNG
                               -----------------
                               ERNST & YOUNG LLP

Boston, Massachusetts
June 20, 1997

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





                             /s/ KPMG PEAT MARWICK LLP
                             --------------------------
                             KPMG PEAT MARWICK LLP




Los Angeles, California
February 1, 1995, except
for the paragraph entitled
Operating Investment Property in
Note 2 to the financial statements,
which is as of July 7, 1995

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1997 and 1996
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                        1997            1996
                                                        ----            ----
Operating investment properties:
   Land                                            $   3,962        $   3,962
   Building and improvements                          28,322           27,771
                                                   ---------        ---------
                                                      32,284           31,733
   Less accumulated depreciation                     (10,823)          (9,499)
                                                   ---------        ---------
                                                      21,461           22,234

Investments in unconsolidated joint ventures          22,525           23,728
Cash and cash equivalents                              4,325            4,042
Prepaid expenses                                          13               13
Accounts receivable, less allowance for
   possible uncollectible amounts of $1
   ($89 in 1996)                                         139               81
Accounts receivable - affiliates                         260              255
Deferred rent receivable                                 353              185
Deferred expenses, net                                   660              717
                                                   ---------        ---------
                                                   $  49,736        $  51,255
                                                   =========        =========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $     474        $     373
Interest payable                                          60               60
Bonds payable                                          1,503            1,576
Mortgage notes payable                                 9,649            9,780
                                                   ---------        ---------
        Total liabilities                             11,686           11,789

Co-venturer's share of net assets of
  consolidated joint venture                             187              187

Partners' capital:
   General Partners:
     Capital contributions                                 1                1
     Cumulative net income (loss)                         47               51
     Cumulative cash distributions                      (998)            (988)

   Limited Partners ($50 per unit; 2,000,000
     Units outstanding):
     Capital contributions, net of offering costs     90,055           90,055
     Cumulative net income (loss)                    (13,460)         (13,058)
     Cumulative cash distributions                   (37,782)         (36,782)
        Total partners' capital                       37,863           39,279
                                                   ---------        ---------
                                                   $  49,736        $  51,255
                                                   =========        =========



                            See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1997, 1996 and 1995
                    (In thousands, except for per Unit data)


                                                1997        1996         1995
                                                ----        ----         ----

Revenues:
   Rental income and expense reimbursements   $ 2,882    $  2,449    $  1,836
   Interest and other income                      291         277         510
                                              -------    --------    --------
                                                3,173       2,726       2,346

Expenses:
   Interest expense                               995       1,027       1,022
   Depreciation expense                         1,324       1,277         993
   Property operating expenses                  1,153       1,279         982
   Real estate taxes                              271         217         248
   General and administrative                     412         539         613
   Amortization expense                           117          87          75
   Bad debt expense                                 -          39          50
                                              -------    --------    --------
                                                4,272       4,465       3,983
                                              -------    --------    --------
 Operating loss                               (1,099)     (1,739)     (1,637)

Investment income:
   Interest income on notes receivable
      from unconsolidated ventures                800         800         800
   Partnership's share of
      unconsolidated ventures' losses            (107)       (324)       (715)
   Partnership's share of
      losses due to impairment of
      operating investment properties              -            -      (8,703)
                                              -------    --------    --------
       Net loss                               $  (406)   $ (1,263)   $(10,255)
                                              =======    ========    ========

Net loss per Limited Partnership Unit         $ (0.20)   $  (0.62)   $  (5.07)
                                              =======    ========    ========

Cash distributions per Limited
   Partnership Unit                           $  0.50    $  0.50     $     -
                                              =======    =======     =======


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding for each year.








                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)


                                      General       Limited
                                      Partners      Partners       Total
                                      --------      --------       -----

Balance at March 31, 1994           $    (804)      $ 52,611       $51,807

Net loss                                 (108)       (10,147)      (10,255)
                                    ----------      --------      --------

Balance at March 31, 1995                (912)        42,464        41,552

Cash distributions                        (10)        (1,000)       (1,010)

Net loss                                  (14)        (1,249)       (1,263)
                                     --------       --------       -------

Balance at March 31, 1996                (936)        40,215        39,279

Cash distributions                        (10)        (1,000)       (1,010)

Net loss                                   (4)          (402)         (406)
                                     --------      ---------       -------

Balance at March 31, 1997            $   (950)     $  38,813       $37,863
                                     ========      =========       =======






















                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                           1997         1996         1995
                                                           ----         ----         ----


Cash flows from operating activities:
  Net loss                                               $   (406)    $ (1,263)    $ (10,255)
  Adjustments to reconcile net loss
        to net cash provided by operating activities:
   Partnership's share of losses due to
    impairment of operating investment properties               -            -         8,703
   Partnership's share of unconsolidated ventures' losses     107          324           715
   Depreciation and amortization                            1,441        1,364         1,068
   Amortization of deferred financing costs                    20           20            10
   Bad debt expense                                           (21)          39            50
   Interest expense                                             -            -           229
   Changes in assets and liabilities:
     Escrowed cash                                              -            -           144
     Prepaid expenses                                           -           (1)           (1)
     Accounts receivable                                      (37)         (43)          (72)
     Accounts receivable - affiliates                          (5)         (40)          154
     Deferred rent receivable                                (168)        (156)           17
     Deferred expenses                                        (80)         (33)         (169)
     Accounts payable and accrued expenses                    101          149            57
     Interest payable                                           -           (1)            -
                                                           ------      --------      -------
        Total adjustments                                   1,358        1,622        10,905
                                                           ------      --------      -------
        Net cash provided by operating activities             952          359           650
                                                           ------      --------      -------

Cash flows from investing activities:
  Additions to operating investment properties               (551)      (2,002)         (95)
  Payment of leasing commissions                                -         (557)           -
  Distributions from unconsolidated joint venture           2,150        1,332        5,654
  Additional investments in unconsolidated
   joint ventures                                          (1,054)        (348)      (5,183)
                                                          -------      -------      -------
        Net cash provided by (used in) investing
          activities                                          545       (1,575)         376
                                                          -------      -------      -------

Cash flows from financing activities:
  Repayment of principal and deferred interest
   on long-term debt                                         (131)        (120)      (4,073)
  Payments on district bond assessments                       (73)         (72)        (297)
  District bond assessments                                     -            -           61
  Distributions to partners                                (1,010)      (1,010)           -
  Issuance of note payable                                      -            -        3,480
                                                           ------     ---------    --------
        Net cash used in financing activities             (1,214)       (1,202)        (829)
                                                           ------     ---------    --------

Net increase (decrease) in cash and cash equivalents         283       (2,418)          197

Cash and cash equivalents, beginning of year                4,042        6,460        6,263
                                                          -------     --------     --------

Cash and cash equivalents, end of year                    $ 4,325     $  4,042     $  6,460
                                                          =======     ========     ========

Cash paid during the year for interest                    $   975     $  1,008     $  2,322
                                                          =======     ========     ========


                           See accompanying notes.

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations

        PaineWebber Equity Partners One Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Virginia on April 17, 1985 for the purpose of investing in a diversified portfolio of existing newly constructed or to-be-built income-producing real properties. The Partnership authorized the issuance of units (the "Units") of Limited Partner interests (at $50 per Unit) of which 2,000,000 were subscribed and issued between July 18, 1985 and July 17, 1986. The Partnership also received proceeds of $17,000,000 from the issuance of four zero coupon loans during the initial acquisition period. The proceeds of such borrowings, net of financing expenses of approximately $275,000, were used to pay the offering and organizational expenses, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves.

       The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of March 31, 1997, the Partnership retained an ownership interest in seven operating investment properties, which consist of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. The Partnership is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

2.  Use of Estimates and Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended March 31, 1997. Actual results could differ from the estimates and assumptions used.

        The accompanying financial statements include the Partnership's investment in six joint venture partnerships which own operating properties. In addition, the Partnership owns one property directly, as further described in Note 4. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. All of the joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of joint ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

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

        The operating investment properties carried on the Partnership's consolidated balance sheets are stated at cost, reduced by accumulated depreciation, or an amount less than cost if indicators or impairment are present in accordance with statement of Financial Accounting Standards
    (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was adopted in fiscal 1995. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. In conjunction with the application of SFAS 121, impairment losses on the operating investment properties owned by certain unconsolidated joint ventures were recognized in fiscal 1995. Such losses are described in more detail in Note 5.

        Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over estimated useful lives of five-to-thirty years. During fiscal 1996, circumstances indicated that the wholly owned Crystal Tree Commerce Center operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the Partnership reassessed its depreciation policy and commenced recording an additional annual charge to depreciation expense of $65,000 in fiscal 1996 to adjust the carrying value of the Crystal Tree property such that it will match the expected reversion value at the time of disposition. Such an annual charge will continue to be recorded in future periods. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

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

       The cash and cash equivalents, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of March 31, 1997 and 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

        Certain fiscal 1996 and 1995 amounts have been reclassified to conform to the fiscal 1997 presentation.

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

        Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $179,000, $203,000 and $210,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $9,000, $11,000 and $19,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

        At March 31, 1997 and 1996, accounts receivable - affiliates includes $100,000 and $117,000, respectively, due from two unconsolidated joint ventures for interest earned on permanent loans and $145,000 and $123,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1997 and 1996 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

4.  Operating Investment Properties

        At March 31, 1997 and 1996, the Partnership's balance sheet includes two operating investment properties: (1) the wholly-owned Crystal Tree Commerce Center; and (2) the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority owned and controlled joint venture. The Partnership acquired a controlling interest in Sunol Center Associates during fiscal 1992. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis. Descriptions of the operating investment properties and the agreements through which the Partnership acquired its interests in the properties are provided below.

    Crystal Tree Commerce Center
    ----------------------------

        The Partnership acquired an interest in North Palm Crystal Associates (the "joint venture"), a Florida general partnership organized on October 23, 1985 in accordance with a joint venture agreement between the Partnership and Caruscan of Palm Beach Inc., a Florida corporation (the "co-venturer") to own and operate the Crystal Tree Commerce Center (the "property"). The property consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing an aggregate of 40,115 square feet of leasable office space, each of which was completed in 1983. The property, which was 96% occupied as of March 31, 1997, is located in North Palm Beach, Florida.

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

    The Sunol Center Office Buildings
    ---------------------------------

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

        On February 28, 1990, one of the three office buildings, comprising approximately 31% of the total net rentable square feet, was sold for $8,150,000. After payment of transaction costs and the deduction of the co-venturer's share of the net proceeds, a distribution of approximately $7,479,000 was made to the Partnership. A portion of these proceeds, in the amount of approximately $4,246,000, was used to repay a zero coupon loan, including accrued interest, that was secured by all three office buildings. The remainder of the net proceeds were added to the Partnership's cash reserves.

        The joint venture agreement provided that for the period from August 15, 1986 to July 31, 1989 for two buildings (one of these two buildings was sold on February 28, 1990) and August 15, 1986 to July 31, 1990 for one building, to the extent that the Partnership required funds to cover operating deficits or to fund shortfalls in the Partnership's Preference Return, as defined, the co-venturer was required to contribute such amounts to the Partnership. For financial reporting purposes, certain of the contributions made by the co-venturer to cover such deficits and shortfalls were treated as a reduction of the purchase price of the Property. The co-venturer defaulted on the guaranty obligation in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992 when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. The co-venturer also executed a three-year non-interest bearing promissory note payable to the Partnership in the amount of $126,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Subsequent to the execution of the note, the maturity date was extended to March 31, 1996. Through March 31, 1997, payments totalling $53,726 had been received on the note and recorded as a reduction to the carrying value of the operating investment properties. The balance due on this note of $72,274 had not been received as of March 31, 1997. The Partnership will continue to pursue collection of this balance in fiscal 1998.

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

        The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and Sunol Center Office Building for the years ended March 31, 1997, 1996 and 1995 (in thousands):

                                                 1997       1996        1995
                                                 ----       ----        ----
      Property operating expenses:
         Repairs and maintenance             $    221     $   299     $   187
         Utilities                                202         170         132
         Insurance                                 61          58          55
         Administrative and other                 641         726         582
         Management fees                           28          26          26
                                             --------     -------     -------
                                             $  1,153     $ 1,279     $   982
                                             ========     =======     =======

5.  Investments in Unconsolidated Joint Ventures

        As of March 31, 1997 and 1996, the Partnership had investments in five unconsolidated joint ventures which own operating investment properties. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

        Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                      Condensed Combined Balance Sheets
                          December 31, 1996 and 1995
                                (in thousands)
                                    Assets
                                                            1996        1995
                                                            ----        ----

    Current assets                                      $   1,645    $  1,752
    Operating investment properties, net                   55,760      57,677
    Other assets                                            4,006       4,082
                                                        ---------    --------
                                                        $  61,411    $ 63,511
                                                        =========    ========
                           Liabilities and Capital

    Current liabilities                                 $   5,399    $  5,207
    Other liabilities                                         310         291
    Long-term debt and notes payable to venturers          21,371      21,631
    Partnership's share of combined capital                12,167      13,437
    Co-venturers' share of combined capital                22,164      22,945
                                                        ---------    --------
                                                        $  61,411    $ 63,511
                                                        =========    ========

                     Condensed Combined Summary of Operation
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)
                                                1996        1995        1994
                                                ----        ----        ----
   Revenues:
     Rental income and expense recoveries    $ 10,910     $10,691    $ 10,326
     Interest and other income                    361         246         262
                                             --------     -------    --------
        Total revenues                         11,271      10,937      10,588

   Expenses:
     Property operating expenses                4,000       3,928       4,107
     Real estate taxes                          2,139       1,980       2,263
     Mortgage interest expense                  1,068       1,089         945
     Interest expense payable to partner          800         800         800
     Depreciation and amortization              3,163       3,180       3,127
     Losses due to permanent impairment of
        operating investment properties             -           -       9,767
                                             --------    --------    --------
                                               11,170      10,977      21,009
                                             --------    --------    --------
    Net income (loss)                        $    101    $    (40)   $(10,421)
                                             ========    ========    ========
    Net loss:
     Partnership's share of
      combined net income (loss)             $    (61)   $   (278)   $ (8,800)
     Co-venturers' share of
      combined net income (loss)                  162         238      (1,621)
                                             --------    --------    --------
                                             $    101    $    (40)   $(10,421)
                                             ========    ========    ========

                  Reconciliation of Partnership's Investment
                           March 31, 1997 and 1996
                                (in thousands)

                                                            1997        1996
                                                            ----        ----
    Partnership's share of capital at
      December 31, as shown above                        $ 12,167    $ 13,437
    Excess basis due to investment in joint
      ventures, net (1)                                       919         965
    Partnership's share of ventures' current liabilities
      and long-term debt                                    9,631       9,600
    Timing differences due to distributions received
      from and contributions sent to joint ventures
      subsequent to December 31 (see Note 2)                 (192)       (274)
                                                         --------    --------
         Investments in unconsolidated joint ventures,
         at equity at March 31                           $ 22,525    $ 23,728
                                                         ========    ========

(1) The Partnership's investments in joint ventures exceeds its share of the combined joint ventures' capital accounts by approximately $919,000 and $965,000 at March 31, 1997 and 1996, respectively. This amount, which represents acquisition fees and other expenses incurred by the Partnership in connection with the acquisition of its joint venture interests is being amortized over the estimated useful lives of the related operating properties (generally 30 years). Excess basis related to investments in joint ventures which have recognized impairment losses on their operating investment properties during calendar 1994 were fully written off in fiscal 1995. Such write-off is included in the Partnership's share of losses due to permanent impairment of operating investment properties on the accompanying statement of operations. See the further discussion below.

             Reconciliation of Partnership's Share of Operations
                        March 31, 1997, 1996 and 1995
                                (in thousands)

                                                1997       1996       1995
                                                ----       ----       ----
    Partnership's share of combined net loss
      as shown above                         $    (61)  $    (278)    $(8,800)
    Amortization of excess basis                  (46)        (46)       (618)
                                             --------   ---------     -------
    Partnership's share of unconsolidated
      ventures' net loss                     $   (107)  $    (324)    $(9,418)
                                             ========   =========     =======

         Partnership's share of unconsolidated ventures' net loss is presented as follows in the accompanying statements of operations (in thousands):

                                               1997       1996        1995
                                               ----       ----        ----

    Partnership's share of unconsolidated
       ventures' losses                      $   (107)  $    (324)    $   (715)
    Partnership's share of losses due to
       permanent impairment of
       operating investment properties              -           -       (8,703)
                                             ---------  ---------     --------
                                             $   (107)  $    (324)    $(9,418)
                                             ========   =========     =======

        Investments in unconsolidated joint ventures, at equity, is the Partnership's net investment in the unconsolidated joint venture partnerships. These joint ventures are subject to Partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

        Investments  in  unconsolidated  joint  ventures,   at  equity,  on  the
    accompanying balance sheets at March 31, 1997 and 1996 is comprised of the following equity method carrying values (in thousands):

                                                            1997        1996
                                                            ----        ----
    Investments in joint ventures, at equity:
      Warner/Red Hill Associates                        $  (1,914)  $  (1,541)
      Crow PaineWebber LaJolla, Ltd.                        1,973       2,198
      Lake Sammamish Limited Partnership                     (921)       (775)
      Framingham 1881 - Associates                          2,153       2,243
      Chicago-625 Partnership                              13,234      13,603
                                                        ---------    --------
                                                           14,525      15,728
    Notes receivable:
      Crow PaineWebber LaJolla, Ltd.                        4,000       4,000
      Lake Sammamish Limited Partnership                    4,000       4,000
                                                        ---------    --------
                                                            8,000       8,000
                                                        ---------    --------
                                                        $  22,525    $ 23,728
                                                        =========    ========

        Cash distributions received from the Partnership's unconsolidated joint ventures for the years ended March 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                1997        1996        1995
                                                ----        ----        ----

    Warner/Red Hill Associates                $   604     $   333     $   713
    Crow PaineWebber LaJolla, Ltd.                176          57         414
    Lake Sammamish Limited Partnership             22          76       3,759
    Framingham 1881 - Associates                  200          70           -
    Chicago - 625 Partnership                   1,148         796         768
                                              -------     -------     -------
                                              $ 2,150     $ 1,332     $ 5,654
                                              =======     =======     =======

        For each of the years ended March 31, 1997, 1996 and 1995, the Partnership earned interest income of $800,000 from the notes receivable described below in the discussions of Crow PaineWebber LaJolla, Ltd. and Lake Sammamish Limited Partnership. It is not practicable for management to estimate the fair value of the notes receivable from the joint ventures without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants.

        Descriptions of the properties owned by the unconsolidated joint ventures and the terms of the joint venture agreements are summarized as follows:

a.  Warner/Red Hill Associates
    --------------------------

        The Partnership acquired an interest in Warner/Red Hill Associates (the "joint venture"), a California general partnership organized on December 18, 1985 in accordance with a joint venture agreement between the Partnership and Los Angeles Warner Red Hill Company Ltd., (the co-venturer), to own and operate the Warner/Red Hill Business Center (the "Property"). The co-venturer is an affiliate of The Paragon Group. The Property consists of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The Property, which was 80% leased as of March 31, 1997, is part of a 4,200 acre business complex in Tustin, California.

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

        The aggregate cash investment in the joint venture by the Partnership was $12,658,000 (including acquisition fees of $367,000 paid to the Adviser and closing costs of $6,000). The property was encumbered by a construction loan payable to a bank and a note payable to the co-venturer totalling $11,200,000 at the time of purchase. The construction loan was repaid during 1986 from the proceeds of the Partnership's capital contribution. At December 31, 1996, the property is encumbered by a $5,350,000 loan (see Note
    6).

        The co-venturer agreed to contribute, in the form of loans to the joint venture, all funds that were necessary so the joint venture could distribute the Partnership's full minimum preference return (described below) through December 31, 1989. Such contributions (the "Mandatory Capital") will accrue a return to the co-venturer at prime plus 1%, compounded annually. Through December 31, 1989 the co-venturer had contributed $524,000 pursuant to such requirements. The unpaid accrued preference return on Mandatory Capital was $489,000 and $403,000 at December 31, 1996 and 1995, respectively. If the joint venture requires additional funds subsequent to December 31, 1989, such funds are to be provided in the form of loans, 85% by the Partnership and 15% by the co-venturer. In the event that a partner does not contribute its share of additional funds (Defaulting Partner), the other partner may contribute such funds to the joint venture in the form of loans (Default Loans). Such Default Loans bear interest at twice the rate of regular notes to partners up to the maximum rate legally allowed. In addition, the Defaulting Partner's share of net cash flow and cash flow from the sale or refinancing proceeds are to be reduced, with a corresponding increase in the other partner's share, in accordance with a formula defined in the partnership agreement. The Partnership advanced 100% of the funds required by the joint venture during calendar 1996. Such advances totalled $31,000, of which $5,000 was classified as Default Loans. Unpaid accrued interest on Notes to Partners totalled $828,000 and $657,000 at December 31, 1996 and 1995, respectively.

        The joint venture agreement provides that net cash flow (as defined), to the extent available, will be distributed as follows: First, the Partnership will receive a cumulative preference return, payable quarterly until paid in full, of $1,225,000 per year (or, if less, 10% per annum of the Partnership's investment). Second, remaining available net cash flow shall be used to make payments to the partners at a percentage equal to the prime rate of interest plus 1% on additional loans, (as described above) made by the partners to the Partnership. Third, remaining available net cash flow shall be used to make a payment to the co-venturer at a percentage equal to the prime rate of interest plus 1%, compounded annually, of capital contributions which, in accordance with the joint venture agreement, were required to be made by the co-venturer during 1988 and 1989 if net cash flow was insufficient to fund the Partnership's preference return. Fourth, any remaining net cash flow shall be used to make a payment to the Partnership at a percentage equal to the prime rate of interest plus 1% of any accumulated but unpaid Partnership preference return. Fifth, any remaining net cash flow shall be distributed on an annual basis in the ratio of 93% to the Partnership and 7% to the co-venturer (including adjustments for Default Loans). The cumulative unpaid preference return due the Partnership at December 31, 1996 is $7,330,000, including accrued interest of $1,954,000.

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

        The joint venture entered into a property management contract with an affiliate of the co-venturer cancelable at the joint venture's option upon the occurrence of certain events. The management fee is equal to 4% of gross rents, as defined.

b.  Crow PaineWebber LaJolla, Ltd.
    ------------------------------

        On July 1, 1986 the Partnership acquired an interest in Crow PaineWebber LaJolla, Ltd. (the "joint venture"), a Texas limited partnership organized in accordance with a joint venture agreement between the Partnership and Crow-Western #302 - San Diego Limited Partnership, a Texas limited partnership (the "co-venturer"), to construct and operate the Monterra Apartments (the "Property"). The co-venturer is an affiliate of the Trammell Crow organization. The Property, which was 98% occupied as of March 31, 1997, consists of garden-style apartments situated on 7 acres of land and includes 180 one-and two-bedroom units, comprising approximately 136,000 square feet in LaJolla, California.

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

        Net cash flow from operations of the joint venture is to be distributed quarterly in the following order of priority: 1) the Partnership and the co-venturer will each be repaid accrued interest and principal, in that order, on any optional loans (as described below) they made to the joint venture; 2) the Partnership will receive a cumulative annual preferred return of 10% per annum on the Partnership's Investment; and 3) any remaining net cash flow will be distributed 85% to the Partnership and 15% to the co-venturer. The cumulative unfunded amount relating to the Partnership's preferential return is $4,987,000 at December 31, 1996.

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

        The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on July 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1997, 1996 and 1995.

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

c.  Lake Sammamish Limited Partnership
    ----------------------------------

        The Partnership acquired an interest in Lake Sammamish Limited Partnership (the "Joint Venture"), a Texas limited partnership organized on October 1, 1986 in accordance with a joint venture agreement between the Partnership, Crow-Western #504-Lake Sammamish Limited Partnership ("Crow") and Trammell S. Crow (the "Limited Partner") to own and operate Chandler's Reach Apartments (the "Property"). The Property is situated on 8.5 acres of land and consists of 166 units with approximately 135,110 net rentable square feet in eleven two-and three-story buildings. The property, which was 94% occupied as of March 31, 1997, is located in Redmond, Washington.

        The aggregate cash investment (including a Permanent Loan of $4,000,000) in the joint venture by the Partnership was $10,541,000 (including an acquisition fee of $340,000 paid to the Adviser). At March 31, 1997, the property was encumbered by a loan with a principal amount of $3,448,000 (see
    Note 6).

        Net cash flow (as defined) is to be distributed quarterly in the following order of priority: First, the Partnership and Crow will each be repaid accrued interest and principal, in that order, on any optional loans. Second, the Partnership will receive a cumulative annual preferred return of 10% per annum of its Investment. Third, to the extent of available net cash flow prior to the end of the Guaranty Period, the Partnership will receive a distribution equal to $350,000. Fourth, any remaining net cash flow will be distributed 75% to the Partnership and 25% to Crow and the Limited
    Partnership (subject to "Adjustment" as defined below). The preference payable to the Partnership pursuant to the second clause above will be reduced by any amounts distributed as a return on capital and in proportion to the amount distributed as a return of capital through sale or refinancing. The cumulative amount of the preference return due to the Partnership at December 31, 1996 is approximately $2,811,000.

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

        The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on October 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1997, 1996 and 1995.

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

d.  Framingham - 1881 Associates
    ----------------------------

        The Partnership acquired an interest in Framingham - 1881 Associates (the "joint venture"), a Massachusetts general partnership on December 12, 1986 in accordance with a joint venture agreement between the Partnership, Furrose Associates Limited Partnership, and Spaulding and Slye Company, to own and operate the 1881 Worcester Road office building (the "Property"). Prior to the Partnership's acquisition, Furrose Associates Limited Partnership and Spaulding & Slye Company had formed an existing Partnership. They each had sold a portion of their interest to the Partnership and hereafter will be referred to as "the Selling Partners". The Property consists of 64,189 net rentable square feet in one two-story building. The Property, which was 51% leased as of March 31, 1997, is located in Framingham, Massachusetts.

        As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1995. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Framingham 1881 - Associates. Framingham 1881 Associates recognized an impairment loss of $2,983,000 to write down the operating investment property to its estimated fair value of $2,200,000 as of December 31, 1994. The Partnership's share of the impairment loss was $2,919,000. Fair value was estimated using an independent appraisal of the operating property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

        The aggregate cash investment in the joint venture by the Partnership was $7,377,000 (including an acquisition fee of $265,000 paid to the Adviser and legal and audit fees of $7,000). The Property was originally encumbered by a construction note payable totalling $4,029,000. This note was repaid from the proceeds of the contribution from the Partnership.

        The Selling Partners agreed to contribute to the joint venture through November 30, 1987 the amount by which the Partnership's minimum preference return (described below) for each month exceeds the greater of (i) the amount of Net Cash Flow (if Net Cash Flow was a positive amount) or (ii) zero (if Net Cash Flow was a negative amount). Such contributions (the "Mandatory Contributions") will be deemed as capital contributions by the Selling Partners. Thereafter, and until November 30, 1989, the Selling Partners agreed to contribute, as capital contributions, to the joint venture all funds that were required to eliminate the Net Cash Flow Shortfall and enable the Partnership to receive its monthly Preference Return. Any contributions made in the period commencing December 1, 1987 and ending November 30, 1989 were subject to a cumulative rate of return payable out of available Net Cash Flow of 9.5% per annum from the date the Mandatory Contribution was made until returned (or until November 30, 1991) and if still outstanding as of November 30, 1991 at the rate of 9.75% per annum thereafter. Amounts contributed by the Selling Partners and not yet returned aggregate $288,000 at December 31, 1996. These contributions commencing December 1, 1987 are also subject to a priority return from Capital Proceeds as outlined in the joint venture agreement.

        The joint venture agreement provides that net cash flow (as defined), to the extent available, will generally be distributed monthly in the following order of priority: First, beginning December 31, 1989 the Partnership and the Selling Partners will each be paid accrued interest on any advances they made to the Partnership. Second, the Partnership will receive a cumulative annual preferred return of 9.5% per annum on its Net Investment for the first five years after the Closing Date and 9.75% per annum on its Net Investment thereafter. Third, the Partnership and the Selling Partners will be paid accrued interest on advances from net cash flow generated through November 30, 1989. Fourth, the Selling Partners will receive an amount equal to Mandatory Contributions. Fifth, the Selling Partners will receive a preferred return on Mandatory Contributions made in year 2 and year 3, if any, of 9.5% per annum through November 30, 1991 and 9.75% per annum thereafter. Sixth, payment will be made to the Capital Reserve, as defined in the joint venture agreement. Seventh, remaining net cash flow will be distributed 70% to the Partnership and 30% to the Selling Partners. The amount of the preference payable to the Partnership pursuant to the second clause above is calculated as a percentage of capital remaining after any amounts are distributed as a return on capital and by any amounts distributed as a return of capital through sale or refinancing. The cumulative unpaid preference return payable to the Partnership at December 31, 1996 was $4,371,000.

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

        The joint venture entered into a management contract with Spaulding and Slye Company (the "Manager"), an affiliate of the Selling Partners, which is cancelable at the option of the Partnership upon the occurrence of certain events. The Manager receives a management fee equal to the greater of $750 per month or the sum of 2% of the gross receipts from all triple net leases and 3% of the gross receipts from all gross leases.

e.  Chicago - 625 Partnership
    -------------------------

      The Partnership acquired an interest in Chicago - 625 Partnership (the "joint venture"), an Illinois general partnership organized on December 16, 1986 in accordance with a joint venture agreement between the Partnership, an affiliate of the Partnership and Michigan-Ontario Limited, an Illinois limited partnership and affiliate of Golub & Company (the "co-venturer"), to own and operate 625 North Michigan Avenue Office Tower (the "property"). The property is a 27-story commercial office tower containing an aggregate of 324,829 square feet of leasable space on approximately .38 acres of land. The property, which was 82% leased as of March 31, 1997, is located in Chicago, Illinois.

        The aggregate cash investment made by the Partnership for its current interest was $17,278,000 (including an acquisition fee of $383,000 paid to the Adviser). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners Two Limited Partnership (PWEP2), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP2's aggregate cash investment for its current interest was $26,010,000 (including an acquisition fee of $1,316,000 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP2 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP2. The Partnership had made Leasing Expense Contributions totalling approximately $1,902,000 through December 31, 1996.

        During calendar 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the venture reassessed its depreciation policy and commenced recording an additional annual depreciation charge of $350,000 in calendar 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. The Partnership's share of such amount is reflected in the Partnership's share of unconsolidated ventures' losses in fiscal 1997 and fiscal 1996. Such an annual charge will continue to be recorded in future periods.

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

        Net cash flow, as defined, is to be distributed, within 15 days after the end of each calendar month, in the following order of priority: First, to the PWEP Partners until the PWEP Partners have received an amount equal to one-twelfth of the lesser of $3,722,000 or 9% of the PWEP net investment, as defined, for the month ("PWEP Preference Return") plus any amount of PWEP Preference Return not theretofore paid in respect to that fiscal year for which such distribution is made. Second, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Third, to the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Fourth, 70% to the PWEP Partners and 30% to Michigan-Ontario. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $5,609,000 at December 31, 1996.

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

      The Partnership has a property management agreement with an affiliate of the co-venturer that provides for management and leasing commission fees to be paid to the property manager. The management fee is 4% of gross rents and the leasing commission is 7%, as defined. The property management contract is cancelable at the Partnership's option upon the occurrence of certain events.

6.  Mortgage Notes Payable

        Mortgage notes payable on the Partnership's consolidated balance sheets at March 31, 1997 and 1996 consist of the following (in thousands):

                                                         1997            1996
                                                         ----            ----

   9.125%  nonrecourse  loan payable
   to an  insurance  company,  which
   is   secured  by  the  625  North
   Michigan     Avenue     operating
   investment      property     (see
   discussion    below).     Monthly
   payments  including  interest  of
   $55  are  due  beginning  July 1,
   1994 through  maturity on May 31,
   1999.   The  terms  of  the  note
   were  modified  effective May 31,
   1994.   The  fair  value  of  the
   mortgage       note       payable
   approximated  its carrying  value
   at March 31, 1997 and 1996.                      $  6,279         $  6,362

   8.39%  nonrecourse  note  payable
   to an  insurance  company,  which
   is  secured by the  Crystal  Tree
   Commerce     Center     operating
   investment      property     (see
   discussion    below).     Monthly
   payments  including  interest  of
   $28  are due  beginning  November
   15,  1994  through   maturity  on
   September  19,  2001.   The  fair
   value   of  the   mortgage   note
   payable      approximated     its
   carrying  value at March 31, 1997
   and 1996.                                           3,370            3,418
                                                    --------         --------
                                                    $  9,649         $  9,780
                                                    ========         ========

        The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  1998            $   143
                  1999                157
                  2000              6,150
                  2001                 67
`                 2002              3,132
                                  -------
                                  $ 9,649
                                  =======

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

        In addition, during 1986 and 1987 the Partnership received the proceeds from three additional nonrecourse zero coupon loans in the initial amounts of $3 million, $4.5 million and approximately $1.9 million, which were secured by the Warner/Red Hill office building, the Monterra Apartments and the Chandler's Reach Apartments, respectively. Legal liability for the repayment of the loans secured by the Warner/Red Hill and Monterra properties rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. The Partnership indemnified Warner/Red Hill Associates and Crow/PaineWebber - LaJolla, Ltd., along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. Interest expense on the Warner/Red Hill and Monterra loans accrued at 9.36%, compounded annually, and was due at maturity in August of 1993 and September of 1994, respectively, at which time total principal and interest payments aggregating $5,763,000 and $8,645,000, respectively, became due and payable. The nonrecourse zero coupon loan secured by the Chandler's Reach Apartments, which bore interest at 10.5%, compounded annually, matured on August 1, 1994 with an outstanding balance of $3,462,000. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent to modify and extend the maturity of the Warner/Red Hill zero coupon loan with the existing lender. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the terms of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. The Partnership made principal and interest payments on behalf of the venture totalling approximately $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. The outstanding principal balance of the Warner/Red Hill loan totalled $5,350,000 as of December 31, 1996. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

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

7.  Bonds Payable

        Bonds payable consist of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit the Sunol Center operating investment property. Bond assessments are levied on a semi-annual basis as interest and principal become due on the bonds. The bonds for which the property is subject to assessment bear interest at rates ranging from 5% to 7.875%, with an average rate of 7.2%. Principal and interest are payable in semi-annual installments and mature in years 2004 through 2017. In the event that the operating investment property is sold, the liability for the bond assessments would be transferred to the buyer. Therefore, the Sunol Center joint venture would no longer be liable for the bond assessments.

         Future scheduled principal payments on bond assessments are as follows (in thousands):

            Year ending December 31,

                  1997            $    66
                  1998                 73
                  1999                 78
                  2000                 84
`                 2001                 91
                  Thereafter        1,111
                                  -------
                                  $ 1,503
                                  =======

8.  Rental Revenues

        The Crystal Tree and Sunol Center operating investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Approximate minimum future rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

           Year ending December 31,
                                     Amount
                                     ------

                  1997              $  2,599
                  1998                 2,582
                  1999                 2,466
                  2000                 2,269
                  2001                 1,810
                  Thereafter             382
                                    --------
                                    $ 12,108
                                    ========

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Equity Partners One Limited Partnership, PaineWebber, First Equity Partners, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved;
    (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Equity Partners One Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, First Equity Partners, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, First Equity Partners, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

        In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

       In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

        Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole

10. Subsequent Events

        On May 15, 1997, the Partnership paid distributions to the Limited and General Partners in the amounts of $500,000 and $5,000, respectively, for the quarter ended March 31, 1997.




Schedule III - Real Estate and Accumulated Depreciation
                                      PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           March 31, 1997
                                                           (In thousands)


                                                 Cost
                                               Capitalized                                                             Life on Which
                            Initial Cost to    (Removed)                                                               Depreciation
                            Partnership/      Subsequent to  Gross Amount at Which Carried at                          in Latest
                                 Venture       Acquisition           End of Year                                       Income
                                 Buildings &   Buildings &       Buildings &        Accumulated  Date of      Date     Statement
 Description  Encumbrances Land  Improvements  Improvements Land Improvements Total Depreciation Construction Acquired is Computed
 -----------  ------------ ----  ------------- ------------ ---- ------------ ----- ------------ ------------ -------- -----------


Shopping Center
North Palm Beach,
  FL            $ 3,370    $3,217  $15,598     $(1,947)    $2,444  $14,424   $16,86    $ 5,849     1983      10/23/85    5-27 yrs.

Office Building
Pleasanton, CA    1,503     2,318   15,429      (2,331)     1,518   13,898   15,416      4,974     1985      8/15/86     30 years
                -------    ------  -------    --------     ------  -------  -------    -------
                $ 4,873    $5,535  $31,027     $(4,278)    $3,962  $28,322  $32,284    $10,823
                =======    ======  =======     =======     ======  =======  =======    =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is approximately  $33,346,000.

(B) For financial  reportingpurposes,  the initial cost of the  operating  investment properties have been reduced by payments from former joint venture partners related to a guaranty to pay the Partnership a certain Preference Return.

(C) See Notes 6 and 7 to the financial statements for a description of the terms of the debt encumbering the property.

(D) Reconciliation of real estate owned:

                                                 1997         1996       1995
                                                 ----         ----       ----

       Balance at beginning of period          $31,733     $29,731     $29,636
       Increase due to additions                   551       2,002          95
                                               -------     -------     -------
       Balance at end of period                $32,284     $31,733     $29,731
                                               =======     =======     =======

(E) Reconciliation of accumulated depreciation:

       Balance at beginning of period          $ 9,499     $ 8,222     $ 7,229
       Depreciation expense                      1,324       1,277         993
                                               -------     -------     -------
       Balance at end of period                $10,823     $ 9,499     $ 8,222
                                               =======     =======     =======

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1996 and 1995, and the related combined statements of operations and changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Warner/Red Hill Associates as of December 31, 1994 and for the year then ended, which statements reflect 9% of the combined revenues of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Warner/Red Hill Associates for the year ended December 31, 1994, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                     /S/ ERNST & YOUNG LLP
                                     ---------------------
                                     ERNST & YOUNG LLP





Boston, Massachusetts
February 8, 1997

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

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)

                                     ASSETS

                                                         1996            1995
                                                         ----            ----
Current assets:
   Cash and cash equivalents                         $     828      $     861
   Accounts receivable, less allowance for
     doubtful accounts of $321 ($321 in 1995)              813            888
   Other current assets                                      4              3
                                                     ---------      ---------
             Total current assets                        1,645          1,752

Operating investment properties:
   Land                                                 17,189         17,189
   Building, improvements and equipment                 63,513         63,578
                                                      --------       --------
                                                        80,702         80,767
   Less accumulated depreciation                       (24,942)       (23,090)
                                                      --------       --------
                                                        55,760         57,677

Escrowed cash                                            1,014          1,024
Long-term rents receivable                               1,367          1,462
Due from partners                                          269            269
Deferred expenses, net of accumulated
   amortization of $1,367 ($1,263 in 1995)               1,294          1,264
Other assets                                                62             63
                                                      --------       --------
                                                      $ 61,411       $ 63,511
                                                      ========       ========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                  $    260       $    246
   Accounts payable and accrued liabilities              1,082            942
   Accounts payable - affiliates                           101            101
   Real estate taxes payable                             1,855          1,873
   Distributions payable to venturers                    1,970          1,938
   Other current liabilities                               131            107
                                                      --------       --------
        Total current liabilities                        5,399          5,207

Tenant security deposits                                   310            291
Notes payable to venturers                               8,000          8,000
Long-term debt                                          13,371         13,631
Venturers' capital                                      34,331         36,382
                                                      --------       --------
                                                      $ 61,411       $ 63,511
                                                      ========       ========




                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

       COMBINEDSTATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL

              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                1996         1995       1994
                                                ----         ----       ----

Revenues:
   Rental income and expense recoveries     $  10,910    $ 10,691    $ 10,326
   Interest income                                 32          23          23
   Other income                                   329         223         239
                                            ---------    --------    --------
                                               11,271      10,937      10,588
Expenses:
   Losses due to impairment
     of operating investment properties             -           -       9,767
   Depreciation expense                         2,893       2,827       2,735
   Real estate taxes                            2,139       1,980       2,263
   Interest expense                             1,068       1,089         945
   Interest expense payable to partner            800         800         800
   Property operating expenses                  1,151       1,203       1,114
   Repairs and maintenance                      1,201       1,178       1,160
   Utilities                                      756         701         713
   Management fees                                450         440         433
   Salaries and related expenses                  368         333         300
   Amortization expense                           270         353         392
   Insurance                                       74          72          69
   Bad debt expense                                 -           1         318
                                            ---------    --------    --------
       Total expenses                          11,170      10,977      21,009
                                            ---------    --------    --------

Net income (loss)                                 101         (40)    (10,421)

Contributions from venturers                    1,494         441       5,254

Distributions to venturers                     (3,646)     (2,395)     (6,814)

Venturers' capital, beginning of year          36,382      38,376      50,357
                                            ---------    --------   ---------

Venturers' capital, end of year             $  34,331    $ 36,382   $  38,376
                                            =========    ========   =========












                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1996          1995            1994
                                                             ----          ----            ----

Cash flows from operating activities:
  Net income (loss)                                         $   101      $  (40)        $ (10,421)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Increase in deferred interest on long-term debt                -           -               468
   Losses due to impairment
     of operating investment properties                           -           -             9,767
   Depreciation and amortization                              3,163       3,180             3,127
   Amortization of deferred financing costs                      43          40                16
   Bad debts                                                      -           1               318
   Changes in assets and liabilities:
     Accounts receivable                                         75         141                93
     Other current assets                                        (1)          -                 1
     Escrowed cash                                               10          43            (1,067)
     Long-term rents receivable                                  95           -               335
     Deferred expenses                                         (312)       (309)            (226)
     Other assets                                                 1          14              (22)
     Accounts payable and accrued liabilities                   140         243               12
     Accounts payable - affiliates                                -        (136)              (2)
     Real estate taxes payable                                  (18)       (233)            (180)
     Other current liabilities                                   24         (45)              58
     Tenant security deposits                                    20          77               12
                                                             ------     -------          -------
        Total adjustments                                     3,240       3,016           12,710
                                                             ------     -------          -------
        Net cash provided by operating activities             3,341       2,976            2,289

Cash flows from investing activities:
  Additions to operating investment properties                (976)       (562)           (1,256)
  Purchase/sale of investment securities                         -           -               730
                                                             -----     --------          -------
        Net cash used in investing activities                 (976)       (562)             (526)
                                                             -----     --------          -------

Cash flows from financing activities:
  Repayment of long-term debt and deferred interest           (246)       (234)           (9,157)
  Deferred financing costs                                       -           -              (269)
  Proceeds of new loans                                          -           -             8,520
  Contributions from venturers                               1,494         441             5,254
  Distributions to venturers                                (3,646)     (2,198)           (6,601)
                                                          --------     -------           -------
        Net cash used in financing activities               (2,398)     (1,991)           (2,253)
                                                          --------     -------           --------

Net (decrease) increase in cash and cash equivalents           (33)        423              (490)
Cash and cash equivalents, beginning of year                   861         438               928
                                                          --------     -------           -------
Cash and cash equivalents, end of year                    $    828     $   861           $   438
                                                          ========     =======           =======

Cash paid during the year for interest                    $  1,657     $ 1,670           $ 5,562
                                                          ========     =======           =======

Write-off of fully depreciated building improvements      $  1,041     $     -           $ 1,121
                                                          =======      =======           =======

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

       The dates of PWEP1's acquisition of interests in the joint ventures are as follows:

                                                           Date of Acquisition
                    Joint Venture                          of Interest
                    -------------                          -----------

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

2.  Summary of significant accounting policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996. Actual results could differ from the estimates and assumptions used.

    Operating investment properties
    -------------------------------

        Effective for 1995 for Chicago-625 Partnership and effective for 1994 for Warner/Red Hill Associates and Framingham 1881 - Associates, these ventures elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale (see Note
    4). All of the other joint ventures adopted SFAS 121 during 1996.

        One of the  Joint  Ventures  was  acquired  prior to the  completion  of construction. Interest costs and property taxes incurred during the construction period were capitalized. Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally five to forty years. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amounts was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture reassessed its depreciation policy and commenced recording an additional annual depreciation charge of $350,000 in 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. Such an annual charge will continue to be recorded in future periods.

    Deferred expenses
    -----------------

        Deferred expenses consist primarily of organization costs which have been amortized over five years, loan fees which are being amortized over the terms of the related loans, and lease commissions and rental concessions which are being amortized over the term of the applicable lease.

    Cash and cash equivalents
    -------------------------

        For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments, money market funds and certificates of deposit purchased with original maturity dates of three months or less to be cash equivalents.

    Rental revenues
    ---------------

        Certain joint ventures have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the term of the related lease agreements. Rental revenues for the residential properties are recognized when earned.

        Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                              1997        $    5,647
                              1998             5,089
                              1999             4,239
                              2000             4,029
                              2001             2,140
                              Thereafter       2,734
                                          ----------
                                          $   23,878
                                          ==========

    Income tax matters
    ------------------

        The Combined Joint Ventures are comprised of entities which are not taxable and, accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

    Fair value of financial instruments
    -----------------------------------

        The carrying amounts of cash and cash equivalents and escrowed cash approximate their respective fair values at December 31, 1996 and 1995 due to the short-term maturities of such instruments. It is not practicable for management to estimate the fair value of the notes payable to venturers without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

3.  Joint Ventures

        See Note 5 to the financial statements of PWEP1 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

    a.  Warner/Red Hill Associates
        --------------------------

        The joint venture owns and operates the Warner/Red Hill Business Center consisting of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The business center is part of a 4,200 acre business complex in Tustin, California (see Note 4).

    b.  Crow PaineWebber LaJolla, Ltd.
        ------------------------------

        The joint venture constructed and operates the Monterra Apartments consisting of garden-style apartments and includes 180 one- and two-bedroom units totalling approximately 136,000 square feet in LaJolla, California.

    c.  Lake Sammamish Limited Partnership
        -----------------------------------

        The joint venture owns and operates the Chandler's Reach Apartments consisting of 166 units with approximately 135,110 net rentable square feet in eleven two- and three-story buildings located in Redmond, Washington.

    d.  Framingham - 1881 Associates
        ----------------------------

        The joint venture owns and operates the 1881 Worcester Road office building consisting of 64,189 net rentable square feet in one two-story building located in Framingham, Massachusetts (see Note 4).

    e.  Chicago - 625 Partnership
        -------------------------

        The joint venture constructed and operates the 625 North Michigan office building consisting of a 27-story commercial office tower containing an aggregate of 387,000 square feet (324,829 rentable space) located in Chicago, Illinois.

        The following description of the joint venture agreements provides certain general information.

    Allocations of net income and loss
    ----------------------------------

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

    Distributions
    -------------

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

4.  Losses Due to Impairment Operating Investment Properties

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

        Accounts payable - affiliates at December 31, 1996 and 1995 principally consist of accrued interest on notes payable to venturers, advances from venturers, and management fees and reimbursements payable to the property managers.

        Certain of the Combined Joint Ventures are also required to pay an investor servicing fee to PWEP1 ranging from $2,500 to $10,000 per year.

6.  Notes Payable to Venturers

        Notes payable to venturers at December 31, 1996 and 1995 include a permanent loan provided by PWEP1 to the Lake Sammamish joint venture in the amount of $4,000,000. Interest-only payments on the permanent loan are at 10% per annum, payable quarterly. Principal is due in October 2011. Notes payable to venturers at December 31, 1996 and 1995 also include a note payable to PWEP1 from Crow PaineWebber LaJolla, Ltd. of $4,000,000. This note bears interest at 10% per annum. Accrued interest is payable quarterly. Principal is due on July 1, 2011. Interest expense on these two notes payable aggregated $800,000 for each of the three years in the period ended December 31, 1996. As a result of the debt modifications discussed in Note 7, these notes are unsecured.

7.  Mortgage Notes Payable

        Mortgage notes payable at December 31, 1996 and 1995 consists of the following (in thousands):

                                                           1996         1995
                                                           ----         ----

     Nonrecourse   note  payable  to  an
     insurance  company which is secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of August 1, 2003.                                $ 5,350        $ 5,481

     8.45% nonrecourse loan payable to a
     third party which is secured by the
     Monterra   Apartments.   The   loan
     requires   monthly   principal  and
     interest   payments   of  $40   and
     matures in  September  2001.                        4,783          4,849

     8.33% nonrecourse loan payable to a
     third party which is secured by the
     Chandler's  Reach  Apartments.  The
     loan requires monthly principal and
     interest   payments   of  $29   and
     matures  in  September   2001  (see
     discussion below).                                  3,498          3,547
                                                        ------         ------
                                                        13,631         13,877

    Less:  current portion                                (260)          (246)
                                                       -------        -------
                                                       $13,371        $13,631
                                                       =======        =======

        The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  1997              $    260
                  1998                   275
                  1999                   291
                  2000                   308
`                 2001                   327
                  Thereafter          12,170
                                     -------
                                     $13,631
                                     =======

        The repayment of principal and interest on the loans described above is the responsibility of PWEP1, which received the loan proceeds. PWEP1 has indemnified Crow PaineWebber-LaJolla, Ltd., Warner/Red Hill Associates and Lake Sammamish Limited Partnership from all liabilities, claims and expenses associated with any defaults by PWEP1 in connection with these borrowings.

        During 1994, PWEP1 reached an agreement with the lender of the Warner/Red Hill loan regarding an extension and modification of the note payable. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 are required. PWEP1 made principal and interest payments on behalf of the venture totalling $246,000 for the period from August 15, 1993 through June 30, 1994 in conjunction with the closing of the modification agreement. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of Warner/Red Hill investment property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable and unpaid interest. The extension and modification agreement also required PWEP1 to establish an escrow account in the name of Warner/Red Hill Associates and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a level of no less than $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established. It is not practicable for management to estimate the fair value of the mortgage note secured by the Warner/Red Hill property without incurring excessive costs due to the unique terms of the note.

        During September 1994, the note payable secured by the Monterra Apartments was refinanced in conjunction with the issuance of a new nonrecourse, current-pay mortgage loan secured by the Monterra property in the initial principal amount of $4,920,000. PWEP1 was required to contribute capital of $3,869,000 in connection with this refinancing transaction. This amount consisted of $146,000 for transaction fees and closing costs and a paydown of remaining principal of $3,723,000. The fair value of this mortgage note approximated its carrying value as of December 31, 1996 and 1995.

        The proceeds of the note secured by the Chandler's Reach property were distributed to PWEP1 in 1994 pursuant to an agreement of the partners. PWEP1 used the proceeds of this note to retire the prior outstanding indebtedness secured by the Chandler's Reach Apartments which is described in Note 8. The fair value of this mortgage note approximated its carrying value as of December 31, 1996 and 1995.

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

       The zero coupon loan secured by the 625 North Michigan Office Building had required that if the loan ratio, as defined, exceeded 80%, then PWEP1, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed PWEP1 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, PWEP1 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether PWEP1 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,353,000, which was funded by PWEP1 and its affiliated partnership in the ratios of 41% and 59%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. At December 31, 1996, the aggregate indebtedness of EP1 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,868,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from PWEP1 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheets.



Schedule III - Real Estate and Accumulated Depreciation
                                                  COMBINED JOINT VENTURES OF
                                      PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       December 31, 1996
                                                     (In thousands)


                                              Costs
                                           Capitalized                                                                 Life on Which
                                            (Removed)                                                                  Depreciation
                          Initial Cost to  Subsequent to     Gross Amount at Which Carried at                          in Latest
                              Venture      Acquisition                      End of Year                                Income
                              Buildings &  Buildings &       Buildings &         Accumulated  Date of      Date        Statement
Description Encumbrances Land Improvements Improvements Land Improvements Total  Depreciation Construction Acquired    is Computed
----------- ------------ ---- ------------ ------------ ---- ------------ -----  ------------ ------------ --------    -----------

COMBINED JOINT VENTURES:

Office
 Building
Chicago, IL    $15,868    $ 8,112  $35,683   $6,357     $ 8,112  $42,040  $ 50,152    $15,547       1968   12/16/86    5-17 yrs.

Office Building
 Tustin, CA      5,350      3,124    9,126   (6,099)      1,428    4,723     6,151      2,844       1984   12/18/8     35yrs.

Apartment Complex
 LaJolla, CA     4,783      4,615    7,219      657       4,615    7,876    12,491      2,794       1987   7/1/86      30yrs.

Apartment Complex
 Redmond, WA     3,498      2,362    6,163       40       2,362    6,203     8,565      2,460       1987   10/1/86     5-27.5 yrs.

Office Building
 Framingham, MA      -      1,317    5,510   (3,484)       672     2,671     3,343      1,297       1987   12/12/86    5-40yrs.
               -------    -------   -----    ------     -----    -------  --------    -------

               $29,499    $19,530   $63,701  $(2,529)   $17,189  $63,513  $ 80,702    $24,942
               =======    =======   =======  =======    =======  =======  ========    =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is approximately  $80,696,000.

(B) See Notes 7 and 8 to the Combined  Financial  Statements  for a  description  of the  terms  of the  debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                              1996              1995          1994
                                                              ----              ----          ----

      Balance at beginning of period                        $ 80,767          $ 80,205      $ 89,837
      Increase due to additions                                  976               562         1,256
      Write-offs due to disposals                            (1,041)                 -        (1,121)
      Write-offs due to permanent impairment (see Note 4)         -                  -        (9,767)
                                                            --------          --------      --------
      Balance at end of period                              $ 80,702          $ 80,767      $ 80,205
                                                            ========          ========      ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period                        $ 23,090          $ 20,263      $ 18,649
      Depreciation expense                                     2,893             2,827         2,735
      Write-offs due to disposals                             (1,041)                -        (1,121)
                                                            --------          --------      --------
      Balance at end of period                              $ 24,942          $ 23,090      $ 20,263
                                                            ========          ========      ========

(E) Costs removed include write-offs due to impairment and disposals, as well as guaranty payments from co-venturers (see Note 3).