Form 10-Q
period 1997-06-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1997-08-14
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                            Commission File Number:  0-14857


                 PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                 ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Virginia                                           04-2866287
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No |_| .

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     June 30         March 31
                                                     -------         --------

Operating investment properties:
   Land                                           $    3,962      $     3,962
   Building and improvements                          28,334           28,322
                                                  ----------      -----------
                                                      32,296           32,284
   Less accumulated depreciation                     (11,156)         (10,823)
                                                  ----------      -----------
                                                      21,140           21,461

Investments in unconsolidated joint ventures          22,687           22,525
Cash and cash equivalents                              4,129            4,325
Prepaid expenses                                           -               13
Accounts receivable, net                                  42              139
Accounts receivable - affiliates                         312              260
Deferred rent receivable                                 345              353
Deferred expenses, net                                   631              660
                                                  ----------      -----------
                                                  $   49,286      $    49,736
                                                  ==========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $      622      $       474
Interest payable                                          60               60
Bonds payable                                          1,503            1,503
Mortgage notes payable                                 9,614            9,649
Co-venturer's share of net assets of
  consolidated joint venture                             187              187
Partners' capital                                     37,300           37,863
                                                  ----------      -----------
                                                  $   49,286      $    49,736
                                                  ==========      ===========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at March 31, 1996                          $ (936)      $40,215
Net loss                                               (2)         (222)
Cash distributions                                     (3)         (250)
                                                   ------       -------
Balance at June 30, 1996                           $ (941)      $39,743
                                                   ======       =======

Balance at March 31, 1997                          $ (950)      $38,813
Net loss                                               (1)          (57)
Cash distributions                                     (5)         (500)
                                                   ------       -------
Balance at June 30, 1997                           $ (956)      $38,256
                                                   ======       =======


                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)


                                                1997           1996
                                                ----           ----
Revenues:
   Rental income and expense
     reimbursements                           $    758        $  644
   Interest and other income                        73            56
                                              --------        ------
                                                   831           700
Expenses:
   Interest expense                                243           254
   Depreciation and amortization                   381           376
   Property operating expenses                     265           294
   Real estate taxes                                80            79
   General and administrative                       66            90
   Bad debt expense                                 16            27
                                              --------        ------
                                                 1,051         1,120
                                              --------        ------
Operating loss                                    (220)         (420)

Investment income:
   Interest income on notes receivable
     from unconsolidated ventures                  200           200
   Partnership's share of unconsolidated
      ventures' losses                             (38)           (4)
                                              --------        ------

Net loss                                      $    (58)       $ (224)
                                              ========        =======

Net loss per Limited
  Partnership Unit                             $ (0.03)       $(0.11)
                                               =======        =======

Cash distributions per Limited
  Partnership Unit                             $   0.25       $ 0.13
                                               ========       ======


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.













                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1997             1996
                                                        ----             ----
Cash flows from operating activities:
  Net loss                                            $  (58)         $ (224)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
     activities:
   Partnership's share of unconsolidated
     ventures' losses                                     38                4
   Depreciation and amortization                         381              376
   Amortization of deferred financing costs                5                5
   Changes in assets and liabilities:
     Prepaid expenses                                     13                8
     Accounts receivable                                  97             (210)
     Accounts receivable - affiliates                    (52)              (2)
     Deferred rent receivable                              8              185
     Deferred expenses                                   (24)             (21)
     Accounts payable and accrued expenses               148             (155)
                                                      ------          -------
      Total adjustments                                  614              190
                                                      ------          -------
      Net cash provided by (used in) operating
        activities                                       556             (34)
                                                      ------          -------
Cash flows from investing activities:
  Distributions from unconsolidated joint ventures       216              561
  Additions to operating investment properties           (12)            (269)
  Additional investments in unconsolidated joint
    ventures                                            (416)            (273)
                                                      ------          -------
      Net cash (used in) provided by investing
        activities                                      (212)              19
                                                      ------          -------
Cash flows from financing activities:
  Repayment of principal on mortgage notes payable       (35)             (31)
  District bond assessments                                -               16
  Distributions to partners                             (505)            (253)
                                                      ------          -------
      Net cash used in financing activities             (540)            (268)
                                                      ------          -------

Net decrease in cash and cash equivalents               (196)            (283)

Cash and cash equivalents, beginning of period         4,325            4,042
                                                      ------          -------

Cash and cash equivalents, end of period              $4,129          $ 3,759
                                                      ======          =======

Cash paid during the period for interest              $  238          $   249
                                                      ======          =======








                             See accompanying notes.

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)



1.  General

         The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes in the Partnership's Annual Report for the year ended March 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and March 31, 1997 and revenues and expenses for each of the three-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

         Accounts receivable - affiliates at June 30, 1997 and March 31, 1997 includes $146,000 and $100,000, respectively, due from two joint ventures for interest earned on permanent loans and $151,000 and $145,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both June 30, 1997 and March 31, 1997 also includes $15,000 of expenses paid by the Partnership on behalf of one of the joint ventures during fiscal 1993.

         Included in general and administrative expenses for the three-month periods ended June 30, 1997 and 1996 is $47,000 and $50,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         Also included in general and administrative expenses for the three-month periods ended June 30, 1997 and 1996 is $5,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3. Investments in Unconsolidated Joint Venture Partnerships

         As of June 30, 1997 and 1996, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

        Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                              1997            1996
                                              ----            ----

Revenues:
   Rental revenues and expense recoveries   $ 2,686        $ 2,770
   Interest and other income                     38             34
                                            -------        -------
                                              2,724          2,804
Expenses:
   Property operating expenses                1,083          1,048
   Real estate taxes                            473            495
   Mortgage interest expense                    217            220
   Interest expense payable to partner          200            200
   Depreciation and amortization                780            780
                                            -------        -------
                                              2,753          2,743
                                            -------        -------
Net income (loss)                           $   (29)       $    61
                                            =======        =======

Net income (loss):
   Partnership's share of combined
     income (loss)                          $   (26)       $     8
   Co-venturers' share of combined
     income (loss)                               (3)            53
                                            -------        -------
                                            $   (29)       $    61
                                            =======        =======

               Reconciliation of Partnership's Share of Operations For the three months ended June 30, 1997 and 1996
                                 (in thousands)

                                              1997            1996
                                              ----            ----

   Partnership's share of combined
     income (loss), as shown above          $   (26)       $     8
   Amortization of excess basis                 (12)           (12)
                                            -------        -------
   Partnership's share of unconsolidated
     ventures' losses                       $   (38)       $    (4)
                                            =======        =======

4. Operating Investment Properties

        At June 30, 1997 and March 31, 1997, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

         The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three months ended June 30, 1997 and 1996 (in thousands):

                                               1997          1996
                                               ----          ----

     Property operating expenses:
      Insurance                              $   13        $    13
      Repairs and maintenance                    81            115
      Utilities                                  44             41
      Management fees                            26             23
      Administrative and other                  101            102
                                             ------        -------
                                             $  265        $   294
                                             ======        =======
5.  Bonds Payable

         Bonds payable consist of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit the Sunol Center operating investment property. Bond assessments are levied on a semi-annual basis as interest and principal become due on the bonds. The bonds for which the operating investment property is subject to assessment bear interest at rates ranging from 5% to 7.87%, with an average rate of 7.2%. Principal and interest are payable in semi-annual installments. In the event the operating investment property is sold, the liability for the bond assessments would be transferred to the buyer. Therefore, the Sunol Center joint venture would no longer be liable for the bond assessments.

6.  Mortgage Notes Payable

        Mortgage notes payable at June 30, 1997 and March 31, 1997 consist of the following (in thousands):

                                                   June 30        March 31
                                                   -------        --------

    9.125%  nonrecourse  loan payable to
    an  insurance   company,   which  is
    secured  by the 625  North  Michigan
    Avenue operating investment property
    (see discussion below). The terms of
    the note were modified effective May
    31,    1994.    Monthly    payments,
    including  interest,  of $55 are due
    beginning   July  1,  1994   through
    maturity   on  May  31,   1999.   In
    addition,  the loan requires monthly
    deposits  to a  capital  improvement
    escrow.   The  fair   value  of  the
    mortgage  note payable  approximated
    its carrying  value at June 30, 1997
    and March 31, 1997.                           $ 6,257         $ 6,279

    8.39% nonrecourse note payable to an
    insurance company,  which is secured
    by the Crystal Tree Commerce  Center
    operating    investment    property.
    Monthly     payments,      including
    interest,  of $28 are due  beginning
    November 15, 1994  through  maturity
    on  September  19,  2001.  The  fair
    value of the  mortgage  note payable
    approximated  its carrying  value at
    June 30,  1997 and March  31,  1997.            3,357           3,370
                                                  -------         -------
                                                  $ 9,614         $ 9,649
                                                  =======         =======

        In addition to the long-term mortgage debt described above, the Partnership has indemnified Warner/Red Hill Associates, Crow/PaineWebber-LaJolla, Ltd. and Lake Sammamish Limited Partnership, along with the related co-venture partners, against all liabilities, claims and expenses associated with certain outstanding secured borrowings of the unconsolidated joint ventures. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent with the existing lender to modify and extend the maturity of a zero coupon loan secured by the Warner/Red Hill Office Building with an accreted principal balance of $5,763,000. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan, which is recorded on the books of the unconsolidated joint venture, will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, after the payment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

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

             PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to begin the process of selling the Partnership's operating investment properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years. The two multi-family apartment properties in which the Partnership has an interest continue to experience strong occupancy levels and increasing rental rates. As discussed further below, the operations of the five commercial office and retail properties in the Partnership's portfolio are either stable or improving. As a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership increased the quarterly distribution to $5.00 per original $1,000 investment, which is equivalent to a 2% annualized return, effective for the distribution paid on May 15, 1997 for the quarter ended March 31, 1997.

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants at June 30, 1997. The BART (Bay Area Rapid Transit) station, which will serve the Hacienda Business Park in which Sunol Center is located, opened ahead of schedule in early May 1997. None of the current leases at Sunol Center expire before October 2001. The overall market remains strong with increasing rental rates and a low vacancy level. Selective development in the area is continuing as a result of this low vacancy level. Four new Pleasanton owner/user or build-to-suit office developments, totalling 542,000 square feet, are currently under construction. In addition, three major speculative office/flex developments are also under construction in this market. These speculative projects have all pre-leased a significant amount of their space. The existing rental rates on the leases at Sunol Center are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership can be expected to achieve a materially higher sale price for the Sunol Center property as the existing leases with below-market rental rates approach their expiration dates. Accordingly, management plans to defer any sale efforts for the immediate future in order to capture this expected increase in value. In the meantime, management will continue to closely monitor all planned development activity in the market.

     The 64,000 square foot 1881 Worcester Road Office Building was 51% leased as of June 30, 1997, unchanged from the previous quarter. As previously reported, a tenant which had occupied 19% of the net leasable area moved out of the building during the second quarter of fiscal 1997, although its lease obligation was scheduled to continue until December 1998. Also, during the third quarter of fiscal 1997, a settlement payment in the amount of $100,000 was received from this tenant in return for a release from its remaining lease obligation. During the third quarter of fiscal 1997, a lease expansion and extension agreement was signed with the building's sole remaining tenant. This tenant, which agreed to extend its lease term from three to six years, now occupies the entire second floor of this two-story building, increasing its occupancy from 29% to 51% of the net rentable area. The market for office space in the suburban Boston area in which 1881 Worcester Road is located has continued to strengthen in recent months. Average vacancy levels at similar buildings in the area have declined to approximately 5%. As a result, very few large blocks of space are available. During the first quarter of fiscal 1998, the property management team completed the renovation of the building's lobby, and a new leasing agent was retained to market the vacant space at the property. The lobby renovations and the new leasing agent have stimulated leasing activity which has resulted in serious lease negotiations with a prospective tenant that would lease the entire first floor. In addition, several other prospective tenants have expressed an interest in pursuing negotiations in the event that this lease agreement cannot be completed. Consequently, management is cautiously optimistic that the leasing of the vacant first floor at 1881 Worcester Road, which comprises over 31,000 square feet, will be successfully completed in the near term.

      The Warner/Red Hill Business Center was 97% leased as of June 30, 1997, up from 80% at the end of the prior quarter. One lease was signed during the current quarter with a new tenant that moved into a 3,160 square foot space. Two additional leases totalling 13,923 square feet were also secured by the leasing team during the first quarter. These tenants are expected to take occupancy during the second quarter. Leases with two tenants occupying a total of 10,146 square feet are scheduled to expire over the next twelve months. It is expected that both tenants will renew their leases. Local rental rates for office space have experienced a modest increase in recent months. This is the first positive sign of potentially improving market conditions in the Tustin, California area in several years. With the lack of speculative office construction in the local market, the property's leasing team is cautiously optimistic that the general market conditions will continue to improve during fiscal 1998.

      The 625 North Michigan Office Building in Chicago, Illinois, was 87% leased at June 30, 1997, compared to 82% at the end of the prior quarter. Four new tenants totalling 8,422 square feet took occupancy during the quarter, and one tenant expanded its space by 720 square feet. Another tenant occupying 1,509 square feet vacated its space at the end of its lease term. During the quarter, two leases were signed with new tenants that will occupy 7,840 square feet, and one existing tenant signed a lease for a 1,023 square foot expansion. These tenants are expected to move into their spaces during the second quarter. Over the remainder of calendar year 1997, leases with six tenants occupying a total of 11,594 square feet will expire. The property's leasing team expects most of these tenants to renew their leases. The modernization of the building's elevator controls is currently underway. This work is expected to continue for the remainder of calendar year 1997 at an estimated total cost of approximately $700,000.

     The occupancy level at the Crystal Tree Commerce Center in North Palm Beach Florida was 95% as of June 30, 1997, a 1% decrease from the prior quarter. No new leases were signed during the quarter. However, two tenants occupying 2,652 square feet were renewed. One tenant occupying 790 square feet moved from the Center during the first quarter. Another tenant vacated its 1,924 square foot space and relocated into the 790 square foot space. Over the remainder of calendar year 1997, leases with five tenants totalling 4,304 square feet will expire. Of these, four tenants totalling 2,889 square feet are expected to renew. While rental rates and occupancy levels in the local market are gradually increasing, rents are not expected to rise to a level over the near term that would justify new construction. The Partnership is positioning Crystal Tree for a future sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis, whereby each tenant will be responsible for 100% of its share of operating expenses. Only 20% of the leases at the property are currently on a triple-net basis. As a result, in 80% of the leases, the property owner is currently responsible for the tenant's portion of operating expenses above a base amount. By the year 2000, the leasing plan for Crystal Tree calls for 84% of the leases to have been converted to a triple-net basis. Because most new leases in the local market are on a triple-net basis, this conversion is expected to increase interest from prospective buyers of the property and result in a higher sale price.

      The average occupancy level at the Chandler's Reach Apartments in Redmond, Washington, remained at 94% for the quarter ended June 30, 1997, unchanged from the prior quarter. Conditions in the local market remain favorable as evidenced by minimal new construction and increasing rental rates. Construction of Microsoft Corporation's 37-acre campus, which is located within two miles of Chandler's Reach, is ongoing and is expected to add 2,500 employees to the area. The Redmond Town Center Mall, also located within two miles of the property, is scheduled to open in August of 1997. This new mall will consist of 400,000 square feet of retail space, a 44-acre park and bike trails covering 120 acres. These nearby amenities are expected to add to the appeal of Chandler's Reach Apartments. Capital improvement plans at Chandler's Reach for the remainder of calendar 1997 include the repainting of all of the building exteriors.

      The average occupancy level at the Monterra Apartments in La Jolla, California, was 97% for the quarter ended June 30, 1997, compared to 98% for the prior quarter. The current occupancy level for competing properties averages 97%, and no new construction is planned in the local market area. As a result, the leasing team at the Monterra property continues to raise the rental rates on new leases. A major capital project to repair and/or replace water-damaged stair towers and landings at the Monterra Apartments is scheduled to be completed by the end of calendar 1997. The current cost estimate to complete this capital project is approximately $250,000. Other capital work completed at the Monterra Apartments during the first quarter included replacement of building gutters and awnings, landscape upgrades, re-tiling of fountains, new signage and miscellaneous clubhouse upgrades.

      At June 30, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,129,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

      The  Partnership's  net loss  decreased  by $166,000  for the three months ended June 30, 1997 when compared to the same period in the prior year. This favorable change in net loss is due to a decrease of $200,000 in the Partnership`s operating loss. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased mainly due to an increase in rental income and a reduction in property operating expenses. Rental income increased by $114,000 due to increases in average occupancies at both Crystal Tree and Sunol Center. Property operating expenses decreased by $29,000 primarily due to a decline in repairs and maintenance costs at Sunol Center for the current three-month period.

      The decrease in operating loss was partially offset by an increase of $34,000 in the Partnership's share of unconsolidated ventures' losses. The increase in the Partnership's share of unconsolidated ventures' losses was primarily a result of an increase in net loss at the 1881 Worcester Road joint venture and a decrease in net income at 625 North Michigan. The net loss at the 1881 Worcester Road joint venture increased by $62,000 mainly as a result of the decrease in occupancy during the second quarter of fiscal 1997, as discussed further above. Net income at 625 North Michigan decreased by $19,000 also as a result of a decrease in average occupancy. The increase in net loss at 1881 Worcester Road and the decrease in net income at 625 North Michigan were partially offset by an increase of $33,000 in net income at the Warner/Red Hill joint venture. Net income increased at Warner/Red Hill primarily due to an increase in occupancy and a decrease in utilities expenses for the current three-month period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

                    NONE

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


                              PAINEWEBBER EQUITY PARTNERS ONE
                                    LIMITED PARTNERSHIP


                              By:  First Equity Partners, Inc.
                                   Managing General Partner





                              By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer



Dated:  August 13, 1997