Form 10-Q
period 1997-09-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1997-11-10
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                        CONSOLIDATED BALANCE SHEETS
             September 30, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                             September 30     March 31
                                             ------------     --------
Operating investment properties:
   Land                                     $    3,962      $     3,962
   Building and improvements                    28,322           28,322
                                            ----------      -----------
                                                32,284           32,284
   Less accumulated depreciation               (11,441)         (10,823)
                                            ----------      -----------
                                                20,843           21,461

Investments in unconsolidated joint ventures    22,658           22,525
Cash and cash equivalents                        3,913            4,325
Prepaid expenses                                     -               13
Accounts receivable, net                            52              139
Accounts receivable - affiliates                   272              260
Deferred rent receivable                           336              353
Deferred expenses, net                             650              660
                                            ----------      -----------
                                            $   48,724      $    49,736
                                            ==========      ===========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $      660      $       474
Interest payable                                    60               60
Bonds payable                                    1,472            1,503
Mortgage notes payable                           9,579            9,649
Co-venturer's share of net assets of
  consolidated joint venture                       187              187
Partners' capital                               36,766           37,863
                                            ----------      -----------
                                            $   48,724      $    49,736
                                            ==========      ===========






                          See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended      Six Months Ended
                                     September 30,          September 30,
                                 ------------------    --------------------
                                  1997       1996        1997      1996
                                  ----       ----        ----      ----

Revenues:
   Rental income and expense
     reimbursements              $  754      $  680     $ 1,512   $1,324
   Interest and other income         60          59         133      115
                                 ------      ------     -------   ------
                                    814         739       1,645    1,439
Expenses:
   Interest expense                 242         254         485      508
   Depreciation and amortization    322         317         703      693
   Property operating expenses      291         335         556      629
   Real estate taxes                 79          36         159      115
   General and administrative       174          70         240      160
   Bad debt expense                   -           3          16       30
                                 ------      ------     -------   ------
                                  1,108       1,015       2,159    2,135
                                 ------      ------     -------   ------
Operating loss                     (294)       (276)       (514)    (696)

Investment income:
   Interest income on notes
     receivable from
     unconsolidated ventures        200         200         400      400
   Partnership's share of
      unconsolidated
      ventures' income               65          89          27       85
                                 ------      ------     -------   ------

Net income (loss)                $  (29)     $   13     $   (87)  $ (211)
                                 ======      ======     =======   ======

Net income (loss) per Limited
  Partnership Unit               $(0.01)     $ 0.01     $ (0.04)  $(0.10)
                                 ======      ======     =======   ======

Cash distributions per Limited
  Partnership Unit               $ 0.25      $ 0.12     $  0.50   $ 0.25
                                 ======      ======     =======   ======

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.
                          See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                General         Limited
                                                Partners        Partners
                                                --------        --------

Balance at March 31, 1996                       $ (936)         $40,215
Net loss                                            (2)            (209)
Cash distributions                                  (5)            (500)
                                                ------          -------
Balance at September 30, 1996                   $ (943)         $39,506
                                                ======          =======

Balance at March 31, 1997                       $ (950)         $38,813
Net loss                                            (1)             (86)
Cash distributions                                 (10)          (1,000)
                                               -------          -------
Balance at September 30, 1997                  $  (961)         $37,727
                                               =======          =======






















                          See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                        1997       1996
                                                        ----       ----
Cash flows from operating activities:
  Net loss                                           $   (87)    $  (211)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Partnership's share of unconsolidated
     ventures' income                                    (27)        (85)
   Depreciation and amortization                         703         693
   Amortization of deferred financing costs               10          10
   Changes in assets and liabilities:
     Prepaid expenses                                     13          13
     Accounts receivable                                  87          (5)
     Accounts receivable - affiliates                    (12)          6
     Deferred rent receivable                             17         (80)
     Deferred expenses                                   (85)        (49)
     Accounts payable and accrued expenses               186          90
                                                     -------     -------
      Total adjustments                                  892         593
                                                     -------     -------
      Net cash provided by operating activities          805         382
                                                     -------     -------
Cash flows from investing activities:
  Distributions from unconsolidated joint ventures       554       1,077
  Additions to operating investment properties             -        (520)
  Additional investments in unconsolidated joint
    ventures                                            (660)       (375)
                                                     -------     -------
      Net cash (used in) provided by investing
        activities                                      (106)        182
                                                     -------     -------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable       (70)        (64)
  Repayment of district bond assessments                 (31)        (13)
  Distributions to partners                           (1,010)       (505)
                                                     -------     -------
      Net cash used in financing activities           (1,111)       (582)
                                                     -------     -------

Net decrease in cash and cash equivalents               (412)        (18)
Cash and cash equivalents, beginning of period         4,325       4,042
                                                     -------     -------
Cash and cash equivalents, end of period            $  3,913     $ 4,024
                                                    ========     =======
Cash paid during the period for interest            $    475     $   508
                                                    ========     =======

                          See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                Notes to Consolidated Financial Statements
                                (Unaudited)


1.    General
      -------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and March 31, 1997 and revenues and expenses for each of the three- and six-month periods ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Accounts receivable - affiliates at both September 30, 1997 and March 31, 1997 includes $100,000 due from one joint venture for interest earned on permanent loans and $157,000 and $145,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both September 30, 1997 and March 31, 1997 also includes $15,000 of expenses paid by the Partnership on behalf of one of the joint ventures during fiscal 1993.

      Included in general and administrative expenses for the six-month periods ended September 30, 1997 and 1996 is $90,000 and $81,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the six-month periods ended September 30, 1997 and 1996 is $7,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of September 30, 1997 and 1996, the Partnership had investments in five unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended June 30, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                  -------------------   -----------------
                                     1997       1996      1997       1996
                                     ----       ----      ----       ----
Revenues:
   Rental revenues and
     expense recoveries            $2,865    $2,737     $5,551    $5,533
   Interest and other income           54        79         92        87
                                   ------    ------     ------    ------
                                    2,919     2,816      5,643     5,620
Expenses:
   Property operating expenses      1,067       876      2,150     1,924
   Real estate taxes                  578       572      1,051     1,067
   Mortgage interest expense          215       219        432       439
   Interest expense payable to
     partner                          200       200        400       400
   Depreciation and amortization      821       790      1,601     1,570
                                   ------    ------     ------    ------
                                    2,881     2,657      5,634     5,400
                                   ------    ------     ------    ------
Net income                         $   38    $  159     $    9    $  220
                                   ======    ======     ======    ======

Net income:
   Partnership's share of
     combined income (loss)        $   76    $  100     $   50    $  108
   Co-venturers' share of
     combined income (loss)           (38)       59        (41)      112
                                   ------    ------     ------    ------
                                   $   38    $  159     $    9    $  220
                                   ======    ======     ======    ======

               Reconciliation of Partnership's Share of Operations
         For the three and six months ended September 30, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended    Six Months Ended
                                       September 30,       September 30,
                                   ------------------   ------------------
                                      1997      1996       1997     1996
                                      ----      ----       ----     ----
   Partnership's share of
     combined income, as
     shown above                   $    76     $  100    $   50    $  108
   Amortization of excess basis        (11)       (11)      (23)      (23)
                                   -------     ------    ------    ------
   Partnership's share of
     unconsolidated ventures'
     income                        $    65     $   89    $   27    $   85
                                   =======     ======    ======    ======

4.    Operating Investment Properties
      -------------------------------

      At September 30, 1997 and March 31, 1997, the Partnership's balance sheet includes two operating investment properties: the wholly-owned Crystal Tree Commerce Center and the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture. The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership reports the operations of Sunol Center Associates on a three-month lag.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center and the Sunol Center Office Buildings as reported in the Partnership's consolidated statements of operations for the three and six months ended September 30, 1997 and 1996 (in thousands):

                                    Three Months Ended    Six Months Ended
                                       September 30,         September 30,
                                   -------------------   ------------------
                                      1997     1996        1997     1996
                                      ----     ----        ----     ----
     Property operating expenses:
      Insurance                    $   15    $   15       $  30    $   30
      Repairs and maintenance         109       122         190       237
      Utilities                        51        47          95        88
      Management fees                  24        23          50        46
      Administrative and other         92       128         191       228
                                   ------    ------       -----    ------
                                   $  291    $  335       $ 556    $  629
                                   ======    ======       =====    ======
5.    Bonds Payable
      -------------

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

6.    Mortgage Notes Payable
      ----------------------

      Mortgage notes payable at September 30, 1997 and March 31, 1997 consist of the following (in thousands):

                                                   September 30   March 31
                                                   ------------   --------

     9.125%  nonrecourse loan payable to
an insurance  company,  which is secured
by  the  625   North   Michigan   Avenue
operating investment property. The terms
of the note were modified  effective May
31, 1994.  Monthly  payments,  including
interest,  of $55 are due beginning July
1,  1994  through  maturity  on May  31,
1999.  In  addition,  the loan  requires
monthly    deposits    to   a    capital
improvement  escrow.  The fair  value of
the mortgage  note payable  approximated
its carrying value at September 30, 1997
and March 31, 1997.                               $ 6,235             $ 6,279

     8.39%  nonrecourse  note payable to
an insurance  company,  which is secured
by  the  Crystal  Tree  Commerce  Center
operating investment  property.  Monthly
payments, including interest, of $28 are
due beginning  November 15, 1994 through
maturity on September 19, 2001. The fair
value  of  the  mortgage   note  payable
approximated   its  carrying   value  at
September  30, 1997 and March 31,  1997.            3,344               3,370
                                                  -------             -------
                                                  $ 9,579             $ 9,649
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

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants at September 30, 1997. The BART (Bay Area Rapid Transit) station, which serves the Hacienda Business Park in which Sunol Center is located, opened ahead of schedule in early May 1997. None of the current leases at Sunol Center expire before October 2001. The overall market remains strong with increasing rental rates and a low vacancy level. Selective development in the area is continuing as a result of this low vacancy level. Construction on two Pleasanton owner/user office projects, totalling 132,000 square feet, was completed during the quarter. Two new Pleasanton build-to-suit office developments, totalling 410,000 square feet, are under construction. Two other office projects totalling 435,000 square feet are also under construction in this market. Both of these projects are expected to be leased at or shortly after completion of construction. Construction has recently been completed on another 113,000 square foot office project, which was 86% leased as of the quarter-end. In addition, Peoplesoft Corporation, a major employer in the local market, purchased 17 acres in Hacienda Business Park and has begun construction of an owner/user campus totalling 350,000 square feet. The existing rental rates on the leases at Sunol Center are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership can be expected to achieve a materially higher sale price for the Sunol Center property as the existing leases with below-market rental rates approach their expiration dates. Accordingly, management plans to defer any sale efforts for the immediate future in order to capture this expected increase in value. In the meantime, management will continue to closely monitor all planned development activity in the market.

      The 64,000 square foot 1881 Worcester Road Office Building was 100% leased as of September 30, 1997, up from 51% for the previous quarter. As previously reported, a tenant which had occupied 19% of the net leasable area moved out of the building during the second quarter of fiscal 1997, although its lease obligation was scheduled to continue until December 1998. During the third quarter of fiscal 1997, a settlement payment in the amount of $100,000 was received from this tenant in return for a release from its remaining lease obligation. Also, during the third quarter of fiscal 1997, a lease expansion and extension agreement was signed with the building's remaining tenant. This tenant, which agreed to extend its lease term from three to six years, now occupies the entire second floor of this two-story building, increasing its occupancy from 29% to 51% of the net rentable area. The market for office space in the suburban Boston area in which 1881 Worcester Road is located has continued to strengthen in recent months. Average vacancy levels at similar buildings in the area have declined to approximately 5%. As a result, very few large blocks of space are available. As reported last quarter, management engaged the services of a new leasing agent for the 1881 Worcester Road building and made various improvements to the lobby and the building signage to make the overall appearance more appealing. As a result, there was a dramatic increase in leasing activity. During August 1997, a new tenant signed a lease for 31,400 square feet to occupy the entire first floor. The space is now being renovated in preparation for the tenant's expected occupancy in December 1997. The property is now 100% leased to two financially strong tenants with no lease expirations until 2002. After the move-in of the final tenant in December, management expects to turn its attention to potential sale strategies for this asset.

      The Warner/Red Hill Business Center was 91% leased as of September 30, 1997, down from 97% at the end of the prior quarter. During the second quarter, a major tenant extended its lease for five years while downsizing by 5,921 square feet. Another tenant occupying 1,309 square feet renewed its lease. Leases with three tenants occupying 11,613 square feet are scheduled to expire over the next twelve months. Recently, the largest of these tenants, which occupies 8,837 square feet, reported that it will move from the property at the expiration of its lease next quarter in order to consolidate operations with its Anaheim office. Of the remaining two tenants, one with 1,309 square feet is expected to renew, and the other is expected to move. Local rental rates for office space have experienced a modest increase in recent months. This is the first positive sign of potentially improving market conditions in the Tustin, California area in several years. With the lack of speculative office construction in the local market, the property's leasing team is cautiously optimistic that general market conditions will continue to improve during fiscal 1998 and that there will be significant interest from potential tenants in the vacant space at Warner/Red Hill. Since market conditions are improving and the estimated market value of the Warner/Red Hill property remains below the outstanding balance of the first mortgage debt, there are no immediate plans to market this asset for sale.

      The 625 North Michigan Office Building in Chicago, Illinois, was 89% leased at September 30, 1997, compared to 87% at the end of the prior quarter. During the second quarter, one new tenant signed a lease for 7,011 square feet, and two tenants totalling 2,577 square feet renewed their leases. During the next twelve months, leases for eight tenants occupying 14,750 square feet will expire. The property's leasing team expects four of the eight tenants occupying 7,035 square feet to renew, and the remaining space is expected to be leased to new tenants. Rental rates in the local market continue to improve steadily. The elevator modernization project at 625 North Michigan is nearing completion now that all four low-rise elevators and two of the four high-rise cars are complete. The remaining two high-rise cars are expected to be completed by the end of calendar year 1997. The elevator controls upgrade project is progressing on schedule and within the budgeted cost of approximately $700,000. Management is currently analyzing a potential project to upgrade the building lobby, recapture currently unleasable first floor space, and convert all of the leasable first floor space to retail usage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significantly positive effect on the market value of the 625 North Michigan property. A comprehensive cost-benefit analysis of this potential project is expected to be completed over the next several months.

      The occupancy level at the Crystal Tree Commerce Center in North Palm Beach, Florida was 96% as of September 30, 1997, a 1% increase from the prior quarter. During the quarter, two new tenants occupying a total of 1,867 square feet signed leases, and four existing tenants renewed and expanded their leases by a total of 4,739 square feet. Two other existing tenants renewed their leases but downsized their space by a total of 2,864 square feet, and two tenants totalling 2,043 square feet vacated at their lease expiration. During the next twelve months, leases for nine tenants occupying 8,549 square feet will expire. Eight of these nine tenants, occupying 7,909 square feet, are expected to renew, and the remaining space is expected to be leased to a new tenant. Rental rates and occupancy levels in the local market are continuing to increase gradually. However, rents are not expected to rise to a level over the near term that would justify new construction in the local market. Management is continuing to position Crystal Tree Commerce Center for a future sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. Currently, 39% of the leases at the property are on a triple-net basis, up 19% from the prior quarter. Consequently, at this time the property owner is responsible for the tenant's portion of operating expenses above a base amount for a total of 61% of the leases. By the year 2000, the leasing plan for Crystal Tree calls for 84% of the leases to have been converted to a triple-net basis. Because most new leases in the local market are on a triple-net basis, this conversion is expected to increase interest from prospective buyers of the property and result in a higher sale price.

      The average occupancy level at Chandler's Reach Apartments in Redmond, Washington, was 95% for the quarter ended September 30, 1997, up 1% from the previous quarter. This increase in occupancy is a direct result of continued strong employment growth at the major area employers, Microsoft and Boeing. As a result, the property's leasing team raised the rental rates by 4% on new leases during the quarter ended March 31, 1997; by an additional 3% during the quarter ended June 30, 1997; and an additional 2% during the quarter ended September 30, 1997. Capital improvements completed during the second quarter included painting of the entire property's exterior at a cost of approximately $150,000, resurfacing and striping of the parking lot, repair of some roof damage and continuation of the water and sewer sub-metering project that is now 75% complete. This sub-metering project, which is expected to lower the property owner's costs by passing water and sewer expenses through to the tenants, is expected to be fully completed by calendar year-end 1997. Management plans to explore potential sale opportunities with respect to Chandler's Reach in the next several months as a result of the current strength of the local market. There are no assurances, however, that any sale transaction will be completed in the near term.

      The average occupancy level at the Monterra Apartments in La Jolla, California, was 96% for the quarter ended September 30, 1997, compared to 97% for the prior quarter. The decrease in occupancy at Monterra Apartments is primarily attributable to the implementation of aggressive rental rate increases. The local apartment rental market is strong, and Monterra's leasing team continues to raise the rental rates on leases being signed by new tenants. Rental rates for new leases were raised by 2% during the quarter ended March 31, 1997; by an additional 1% for the quarter ended June 30, 1997; and by an additional 3% in the quarter ended September 30, 1997. Rental rates are expected to increase another 2% next quarter. This will bring the total rental rate increase to 8% for calendar year 1997. Rental rate growth of 10% is believed to be achievable for calendar year 1998. The capital project to repair and replace water-damaged stair towers and landings has commenced with estimated completion by calendar year-end 1997 at an expected cost of approximately $250,000. Management is also evaluating the Monterra property for a possible near-term sale in light of the strength of the local market conditions.

      At September 30, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,913,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1997
-------------------------------------

     There was a $42,000 unfavorable change in the Partnership's net operating results for the three months ended September 30, 1997 when compared to the same period in the prior year. This unfavorable change in the Partnership's net operating results was due to a $24,000 decrease in the Partnership's share of unconsolidated ventures' income and an $18,000 increase in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' income decreased largely due to unfavorable changes of $49,000 and $95,000 in the Partnership's share of the net operating results of the 625 North Michigan and 1881 Worcester Road joint ventures, respectively. The unfavorable change in the net operating results at 625 North Michigan was mainly due to a $196,000 increase in repairs and maintenance expense due to the modernization of the building's elevator controls, as discussed further above. The increase in repairs and maintenance expense at 625 North Michigan was partially offset by an $89,000 increase in rental income due to an increase in occupancy when compared to the same period in the prior year. The unfavorable change in the net operating results at 1881 Worcester Road was primarily attributable to a significant decrease in occupancy compared to the same period in the prior year. Due to the Partnership's policy of reporting the results of the joint ventures on a three-month lag, the results for the current period do not reflect the lease-up of the vacant first floor, as discussed further above. Once the new tenant takes occupancy, rental revenues at 1881 Worcester Road will exceed their fiscal 1997 levels. The unfavorable changes in the net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures were partially offset by a $68,000 favorable change the net operating results of the Monterra joint venture. The favorable change in the net operating results of the Monterra joint venture was mainly due to an increase in average rental rates during the current three-month period as a result of the strong local apartment market and a decrease in general and administrative expenses.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, increased mainly due to increases in general and administrative expenses and real estate taxes of $104,000 and $43,000, respectively. General and administrative expenses increased mainly due to increases in certain required professional fees during the current three-month period. Real estate taxes increased due to real estate tax refunds received during the prior three-month period at Sunol Center. A $74,000 increase in rental income and expense reimbursements and a $44,000 decrease in property operating expenses partially offset the increases in general and administrative expenses and real estate taxes. Rental income increased at both Sunol Center and Crystal Tree by $65,000 and $9,000, respectively. Property operating expenses decreased mainly due to decreases in repairs and maintenance at Sunol Center.

Six Months Ended September 30, 1997
-----------------------------------

      The Partnership's net loss decreased by $124,000 for the six months ended September 30, 1997 when compared to the same period in the prior year. This favorable change in net loss was due to a $182,000 decrease in the Partnership's operating loss which was partially offset by a $58,000 decrease in the Partnership's share of unconsolidated ventures' income. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased mainly due to a $188,000 increase in rental income and expense reimbursements. Rental income and expense reimbursements increased at both Sunol Center and Crystal Tree by $146,000 and $42,000, respectively. A $24,000 increase in the Partnership's operating expenses partially offset the increase in rental income and expense reimbursements. The Partnership's operating expenses increased primarily due to increases in general and administrative expenses and real estate taxes of $80,000 and $44,000, respectively. General and administrative expenses increased mainly due to increases in certain required professional fees during the current six-month period. Real estate taxes increased due to real estate tax refunds received during the prior six-month period at Sunol Center. A $73,000 decrease in property operating expenses partially offset the increases in general and administrative expenses and real estate taxes. Property operating expenses decreased mainly due to decreases in repairs and maintenance at Sunol Center. In addition, interest expense decreased by $23,000 due to the scheduled principal payments on the debts secured by the Sunol Center, Crystal Tree and 625 North Michigan properties.

      The Partnership's share of unconsolidated ventures' income decreased largely due to unfavorable changes of $183,000 and $69,000 in the Partnership's share of the net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures, respectively. The unfavorable change in net operating results at 1881 Worcester Road is primarily attributable to a significant decrease in occupancy compared to the same period in the prior year, as discussed further above. The unfavorable change in the net operating results at 625 North Michigan was mainly due to a $211,000 increase in repairs and maintenance expense. Repairs and maintenance increased due to the modernization of the building's elevator controls, as discussed further above. The increase in repairs and maintenance at 625 North Michigan was partially offset by a $46,000 decrease in the venture's real estate taxes. Real estate taxes decreased as a result of certain real estate tax refunds received during the current six-month period at 625 North Michigan. The unfavorable changes in the net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures were partially offset by favorable changes of $73,000 and $53,000 in the net operating results of the Monterra and Chandler's Reach joint ventures, respectively. The favorable changes in the net operating results of both of these joint ventures was mainly due to rental rate increases during the current six-month period which were achieved as a result of the strong local apartment markets.

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

Dated:  November 10, 1997