Form 10-Q
period 1997-12-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1998-02-12
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                        CONSOLIDATED BALANCE SHEETS
             December 31, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                December 31      March 31
                                                -----------      --------
Operating investment properties:
   Land                                         $  5,390         $  3,962
   Building and improvements                      33,155           28,322
                                                --------         --------
                                                  38,545           32,284
   Less accumulated depreciation                 (14,723)         (10,823)
                                                --------         --------
                                                  23,822           21,461

Investments in unconsolidated joint ventures      24,569           22,525
Cash and cash equivalents                          3,647            4,325
Prepaid expenses                                       -               13
Accounts receivable                                  424              139
Accounts receivable - affiliates                     305              260
Deferred rent receivable                             153              353
Other assets                                         697                -
Deferred expenses, net                               858              660
                                                --------         --------
                                                $ 54,475         $ 49,736
                                                ========         ========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses           $    532         $    474
Net advances from consolidated ventures              185                -
Interest payable                                     900               60
Bonds payable                                      1,472            1,503
Mortgage notes payable                            14,791            9,649
Note payable to co-venture partner                   134                -
Co-venturer's share of net assets of
  consolidated joint venture                         187              187
Partners' capital                                 36,274           37,863
                                                --------         --------
                                                $ 54,475         $ 49,736
                                                ========         ========



                          See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended    Nine Months Ended
                                       December 31,         December 31,
                                    -----------------    -----------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----
Revenues:
   Rental income and expense
     reimbursements                $ 1,459      $  756    $  2,971   $2,080
   Interest and other income           112          63         246      178
                                   -------      ------    --------   ------
                                     1,571         819       3,217    2,258
Expenses:
   Interest expense                    361         252         846      760
   Depreciation and amortization       480         360       1,183    1,053
   Property operating expenses         673         277       1,230      905
   Real estate taxes                    71          76         230      191
   General and administrative          156         155         396      315
   Bad debt expense                      -           -          16       30
                                   -------      ------    --------   ------
                                     1,741       1,120       3,901    3,254
                                   -------      ------    --------   ------
Operating loss                        (170)       (301)       (684)    (996)

Investment income:
   Interest income on notes
     receivable from
     unconsolidated ventures           200         200         600      600
   Partnership's share of
      unconsolidated  ventures'
      income (losses)                  (17)        123          10      207
                                   -------      ------    --------   ------

Net income (loss)                  $    13      $   22    $    (74)  $ (189)
                                   =======      ======    ========   ======

Net income (loss) per Limited
  Partnership Unit                 $  0.01      $ 0.01    $  (0.04)  $(0.09)
                                   =======      ======    ========   ======

Cash distributions per Limited
  Partnership Unit                 $  0.25      $ 0.13    $   0.75   $ 0.38
                                   =======      ======    ========   ======

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.

                          See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                General         Limited
                                                Partners        Partners
                                                --------        --------

Balance at March 31, 1996                       $ (936)         $40,215
Net loss                                            (2)            (187)
Cash distributions                                  (8)            (750)
                                                -------         -------
Balance at December 31, 1996                    $ (946)         $39,278
                                                =======         =======

Balance at March 31, 1997                       $ (950)         $38,813
Net loss                                            (1)             (73)
Cash distributions                                 (15)          (1,500)
                                                ------          -------
Balance at December 31, 1997                    $ (966)         $37,240
                                                ======          =======






















                          See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                        1997       1996
                                                        ----       ----
Cash flows from operating activities:
  Net loss                                           $   (74)    $  (189)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Partnership's share of unconsolidated
     ventures' income                                    (10)       (207)
   Depreciation and amortization                       1,183       1,053
   Amortization of deferred financing costs               15          15
   Changes in assets and liabilities:
     Prepaid expenses                                    123          13
     Accounts receivable                                (284)       (347)
     Accounts receivable - affiliates                    (45)          -
     Other assets                                         (7)          -
     Deferred rent receivable                            353         185
     Deferred expenses                                  (333)        (60)
     Accounts payable and accrued expenses               (21)        276
     Net advances from consolidated ventures             112           -
                                                     -------     -------
      Total adjustments                                1,086         928
                                                     -------     -------
      Net cash provided by operating activities        1,012         739
                                                     -------     -------

Cash flows from investing activities:
  Distributions from unconsolidated joint ventures       852       1,658
  Additions to operating investment properties          (110)       (747)
  Additional investments in unconsolidated joint
     ventures                                           (971)       (781)
                                                     -------     -------
      Net cash (used in) provided by
        investing activities                            (229)        130
                                                     -------     -------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable      (207)        (97)
  District bond assessments                              (31)        (29)
  Distributions to partners                           (1,515)       (758)
                                                     -------     -------
      Net cash used in financing activities           (1,753)       (884)
                                                     -------     -------

Net decrease in cash and cash equivalents               (970)        (15)
Cash and cash equivalents, beginning of period:
  Partnership                                          4,325       4,042
  Warner/Red Hill Associates                             292           -
                                                     -------     -------
                                                       4,617       4,042
                                                     -------     -------
Cash and cash equivalents, end of period             $ 3,647     $ 4,027
                                                     =======     =======
Cash paid during the period for interest             $   831     $   745
                                                     =======     =======
                          See accompanying notes.

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and March 31, 1997 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Accounts receivable - affiliates at December 31, 1997 and March 31, 1997 includes $128,000 and $100,000, respectively, due from one joint venture for interest earned on permanent loans and $162,000 and $145,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both December 31, 1997 and March 31, 1997 also includes $15,000 of expenses paid by the Partnership on behalf of one of the joint ventures during fiscal 1993.

      Included in general and administrative expenses for the nine-month periods ended December 31, 1997 and 1996 is $136,000 and $131,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1997 and 1996 is $10,000 and $9,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of December 31, 1997, the Partnership had investments in four unconsolidated joint venture partnerships (five at December 31, 1996) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. As discussed further in Note 4, effective in fiscal 1998 the Partnership assumed control over the affairs of Warner/Red Hill Associates. Accordingly, this venture, which had been accounted for under the equity method in prior years, is presented on a consolidated basis beginning in fiscal 1998.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
        For the three and nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                   ------------------    ------------------
                                    1997       1996      1997       1996
                                    ----       ----      ----       ----
Revenues:
   Rental revenues and
     expense recoveries            $2,142    $2,827     $7,693    $8,335
   Interest and other income           52        52        144       165
                                   ------    ------     ------    ------
                                    2,194     2,879      7,837     8,500
Expenses:
   Property operating expenses        762     1,015      2,912     2,941
   Real estate taxes                  526       442      1,577     1,509
   Mortgage interest expense          106       204        538       643
   Interest expense payable
     to partner                       200       200        600       600
   Depreciation and amortization      552       805      2,153     2,375
                                   ------    ------     ------    ------
                                    2,146     2,666      7,780     8,068
                                   ------    ------     ------    ------
Net income                         $   48    $  213     $   57    $  432
                                   ======    ======     ======    ======

Net income:
   Partnership's share of
      combined income (loss)       $   (5)   $  135     $   45    $  242
   Co-venturers' share of
      combined income (loss)           53        78         12       190
                                   ------    ------     ------    ------
                                   $   48    $  213     $   57    $  432
                                   ======    ======     ======    ======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1997 and 1996
                                 (in thousands)

                                     Three Months Ended    Nine Months Ended
                                        December 31,          December 31,
                                     ------------------    ----------------
                                      1997      1996        1997     1996
                                      ----      ----        ----     ----

   Partnership's share of
     combined income,
     as shown above                $   (5)    $   135      $   45    $  242
   Amortization of excess basis       (12)        (12)        (35)      (35)
                                   ------     -------      ------    ------
   Partnership's share of
     unconsolidated ventures'
     income (losses)               $  (17)    $   123      $   10    $  207
                                   ======     =======      ======    ======

4. Operating Investment Properties
   -------------------------------

      At December 31, 1997, the Partnership's balance sheet includes three operating investment properties (two at March 31, 1997): the wholly-owned Crystal Tree Commerce Center, the Sunol Center Office Buildings, owned by Sunol Center Associates, and the Warner/Red Hill Business Center, owned by Warner/Red Hill Associates, which are majority-owned and controlled joint ventures. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership has assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1998. Prior to fiscal 1998, the venture was accounted for on the equity method (see Note 3). The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Warner/Red Hill Business Center consists of three two-story office buildings totalling 93,895 net rentable square feet located in Tustin, California. The Partnership reports the operations of Sunol Center Associates and Warner/Red Hill Associates on a three-month lag.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center, the Sunol Center Office Buildings and the
Warner/Red Hill Business Center (fiscal 1998 only) as reported in the Partnership's consolidated statements of operations for the three and nine months ended December 31, 1997 and 1996 (in thousands):

                                    Three Months Ended   Nine  Months Ended
                                        December 31,        December 31,
                                    ------------------   ------------------
                                      1997      1996        1997     1996
                                      ----      ----        ----     ----
     Property operating expenses:
      Insurance                     $  36     $  15      $   66    $   45
      Repairs and maintenance         248        87         438       324
      Utilities                       169        36         264       124
      Management fees                  56        41         106        87
      Administrative and other        164        98         356       325
                                    -----     -----      ------    ------
                                    $ 673     $ 277      $1,230    $  905
                                    =====     =====      ======    ======
5.    Bonds Payable
      -------------

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

6.    Mortgage Notes Payable
      ----------------------

      Mortgage notes payable at December 31, 1997 and March 31, 1997 consist of the following (in thousands):

                                                   December 31    March 31
                                                   -----------    --------

     9.125%  nonrecourse loan payable to
an insurance  company,  which is secured
by  the  625   North   Michigan   Avenue
operating   investment   property   (see
discussion below). The terms of the note
were  modified  effective  May 31, 1994.
Monthly payments, including interest, of
$55  are  due  beginning  July  1,  1994
through  maturity  on May 31,  1999.  In
addition,   the  loan  requires  monthly
deposits   to  a   capital   improvement
escrow.  The fair value of the  mortgage
note payable  approximated  its carrying
value at December 31, 1997 and March 31,
1997.                                              $ 6,211        $ 6,279

     8.39%  nonrecourse  note payable to
an insurance  company,  which is secured
by  the  Crystal  Tree  Commerce  Center
operating investment  property.  Monthly
payments, including interest, of $28 are
due beginning  November 15, 1994 through
maturity on September 19, 2001. The fair
value  of  the  mortgage   note  payable
approximated   its  carrying   value  at
December  31,  1997 and March 31,  1997.             3,331          3,370

     Nonrecourse   note  payable  to  an
insurance  company  which is  secured by
the Warner/Red Hill operating investment
property.   The  note  was  amended  and
restated  during  1994  (see  discussion
below).   The  note  bears  interest  at
2.875%  per  annum,   requires   monthly
payments  of  $24  and  has a  scheduled
maturity date of August 1, 2003.                     5,249              -
                                                  --------       --------
                                                  $ 14,791       $  9,649
                                                  ========       ========

      During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent with the existing lender to modify and extend the maturity of a zero coupon loan secured by the Warner/Red Hill Office Building with an accreted principal balance of $5,763,000. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 will be required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender will receive 40% of the residual value of the property, as defined, above a specified level after the repayment of the outstanding balance of the loan payable. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established.

      In addition to the long-term mortgage debt described above, the Partnership has indemnified Crow/PaineWebber - LaJolla, Ltd. and Lake Sammamish Limited Partnership, along with the related co-venture partners, against all liabilities, claims and expenses associated with certain outstanding secured borrowings of the unconsolidated joint ventures. During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 (see description above) secured by the Crystal Tree Commerce Center. The Chandler's Reach and Monterra nonrecourse loans, which are recorded on the books of the unconsolidated joint ventures, have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. This loan will have an outstanding balance of $3,199,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. This loan will have an outstanding balance of approximately $4,380,000 at maturity.

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

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to begin the process of selling the Partnership's operating investment properties. As a result, management is currently focusing on potential disposition strategies for the seven remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 to 3 years. As discussed further below, the two multi-family apartment properties in which the Partnership has an interest continue to experience strong occupancy levels and increasing rental rates. In addition, the operations of the five commercial office and retail properties in the Partnership's portfolio are either stable or improving.

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants at December 31, 1997. The BART (Bay Area Rapid Transit) station, which serves the Hacienda Business Park in which Sunol Center is located, opened ahead of schedule in early May 1997. None of the current leases at Sunol Center expire before October 2001. The overall market remains strong with increasing rental rates and a low vacancy level. Selective development in the area is continuing as a result of this low vacancy level. Two new Pleasanton build-to-suit office developments, totalling 410,000 square feet, are under construction. Two other office projects totalling 435,000 square feet are under construction in this market. Both of these projects are expected to be leased at or shortly after completion of construction. In addition, Peoplesoft Corporation, a major employer in the local market, purchased 17 acres in Hacienda Business Park and has begun construction of an owner/user campus totalling 350,000 square feet. The existing rental rates on the leases at Sunol Center are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership would be expected to achieve a materially higher sale price for the Sunol Center property as the existing leases with below-market rental rates approach their expiration dates. During the third quarter of fiscal 1998, management learned that the largest tenant at Sunol Center, which occupies 52% of the property's leasable area, is considering vacating in order to consolidate its operations at another building in the local market and may be interested in negotiating an early termination of their lease agreement. This potential lease termination may provide the Partnership with an opportunity to capture the expected increase in the value of Sunol Center sooner than had been expected. In light of this situation, and given the current strength of the local market conditions, management is currently reviewing the Pleasanton office market to assess the appropriate timing for the sale of the Sunol Center property.

      The 64,000 square foot 1881 Worcester Road Office Building was 100% leased as of December 31, 1997, unchanged from the previous quarter. As previously reported, a tenant which had occupied 19% of the net leasable area moved out of the building during the second quarter of fiscal 1997, although its lease obligation was scheduled to continue until December 1998. During the third quarter of fiscal 1997, a settlement payment in the amount of $100,000 was received from this tenant in return for a release from its remaining lease obligation. Also, during the third quarter of fiscal 1997, a lease expansion and extension agreement was signed with the building's sole remaining tenant. This tenant, which agreed to extend its lease term from three to six years, now occupies the entire second floor of this two-story building, increasing its occupancy from 29% to 51% of the net rentable area. During August 1997, a new tenant signed a lease for the entire first floor, comprising 31,400 square feet. Construction of the improvements to this space was completed during the current quarter and the tenant took occupancy in December 1997. The property is now 100% leased to two financially strong tenants with no lease expirations until 2002. Accordingly, management is currently developing potential sale strategies for this asset and expects to market the property for sale during calendar 1998.

      The Warner/Red Hill Business Center was 86% leased as of December 31, 1997, down from 91% at the end of the prior quarter. During the third quarter, a tenant occupying 8,837 square feet vacated the property at the expiration of its lease term, and another tenant downsized by 537 square feet. A third tenant expanded its space by 5,677 square feet. Leases for three tenants occupying 3,941 square feet are scheduled to expire over the next twelve months. Of these three tenants, two are expected to renew, and the other, totalling 1,467 square feet, is expected to vacate. In addition, the largest tenant at Warner/Red Hill, which currently leases 14,000 square feet, filed for Chapter 7 bankruptcy during the third quarter and was expected to vacate during the fourth quarter. The leasing team believes that there will be a number of potential tenants interested in this space when it becomes available. Local rental rates for office space continue to experience modest increases due to the lack of speculative office construction in the local market and the continued demand for office space. The property's leasing team is cautiously optimistic that the general market conditions will continue to improve throughout calendar 1998. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership has assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1998. Prior to fiscal 1998, the venture was accounted for on the equity method.

      The 625 North Michigan Office Building in Chicago, Illinois, was 89% leased at December 31, 1997, unchanged from the end of the prior quarter. During the quarter ended December 31, 1997, two tenants renewed a total of 5,288 square feet and expanded their spaces by a total of 2,276 square feet. One tenant occupying 1,378 square feet vacated its space. During the next twelve months, leases for eight tenants occupying 19,685 square feet will expire. The property's leasing team expects seven of the eight tenants occupying 16,302 square feet to renew, and the remaining space is expected to be leased to a new tenant. Currently, the property's leasing team is negotiating with a potential new tenant which would occupy 22,000 square feet of space. This lease, if completed, would increase the property's occupancy by 7%. Occupancy levels and rental rates in the local market continue to improve steadily. The elevator modernization project is nearing completion now that all four low-rise elevators and three of the four high-rise cars are complete. The remaining high-rise car is expected to be completed by the end of the fourth quarter. Management continues to analyze a potential project to upgrade the building lobby, recapture currently unleasable first floor space, and convert all of the leasable first floor space at 625 North Michigan to retail usage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significantly positive effect on the market value of the 625 North Michigan property. A comprehensive cost-benefit analysis of this potential project is expected to be completed over the next several months.

     The Crystal Tree Commerce Center in North Palm Beach, Florida was 100% leased as of December 31, 1997, a 4% increase from the prior quarter. During the quarter, two new tenants signed leases to occupy a total of 4,501 square feet, and five existing tenants occupying a total of 10,985 square feet renewed their leases. One tenant vacated the property prior to its lease expiration and assigned its 3,676 square foot lease to a new tenant. During the next twelve months, leases for eleven tenants occupying 11,836 square feet will expire. All eleven of these tenants are expected to renew their leases. Capital improvements completed during the third quarter included refurbishment of two elevators and six office tower rest rooms, partial resurfacing of the parking lot, staining and repainting walkways and office tower stairwells, and pressure-cleaning and partial replacement of the tile roof. Capital improvements planned for calendar 1998 include additional roof repairs. Rental rates and occupancy levels in the local market are continuing to increase gradually. However, rents are not expected to rise to a level over the near term that would justify new construction. Management is continuing to position Crystal Tree Commerce Center for a future sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. Currently, 51% of the leases at the property are on a triple-net basis, up from 39% in the prior quarter. Consequently, at this time the property owner is responsible for the tenant's portion of operating expenses above a base amount for a total of 49% of the leases. By the year 2000, the leasing plan for Crystal Tree calls for 84% of the leases to have been converted to a triple-net basis. Because most new leases in the local market are on a triple-net basis, this conversion is expected to increase interest from prospective buyers of the property and result in a higher sale price.

      The average occupancy level at Chandler's Reach Apartments in Redmond, Washington, was 95% for the quarter ended December 31, 1997, unchanged from the previous quarter. This high occupancy level is a direct result of continued strong employment growth at the major area employers, Microsoft and Boeing. As a result, the property's leasing team raised rental rates by a total of 10% during calendar 1997. The Redmond Town Center Mall, located approximately two miles from the property, opened during August 1997, and occupancy of the Mall had reached 90% by December 31, 1997. This new mall consists of 400,000 square feet of retail space, a 44-acre park and bike trails covering 120 acres. These nearby amenities add to the appeal of Chandler's Reach Apartments. Capital improvements completed during the third quarter included repairs to the dock and sundeck and water/sewer sub-metering. This sub-metering project, which is expected to lower the property owner's costs by passing water/sewer expenses through to the tenants, is currently scheduled for completion next quarter. Given the positive performance of the Chandler's Reach property and the current strength of the national real estate market for the sale of apartment properties, management intends to test the market by exploring potential sale opportunities for Chandler's Reach during calendar 1998.

      The average occupancy level at the Monterra Apartments in La Jolla, California, was 96% for the quarter ended December 31, 1997, unchanged from the prior quarter. This occupancy level is consistent with competitive properties within the local market. The local apartment rental market is strong, and Monterra's leasing team continues to raise the rental rates on leases being signed by new tenants. Rental rates for new leases were raised by a total of 7% during calendar year 1997. A 1,250 unit apartment project is beginning construction on one of the few land parcels available in the local market and is expected to be completed in phases over the next three years. Monterra will not compete directly with this property, which is expected to have the highest rental rates in the market. The capital project to repair and replace water-damaged stair towers and landings continued during the quarter and was completed subsequent to the quarter end. As is the case with Chandler's Reach, management intends to explore potential sale opportunities for the Monterra property during calendar 1998.

      At December 31, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,647,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      There was a $9,000 decrease in the Partnership's net income for the three months ended December 31, 1997 when compared to the same period in the prior year. This decline in net income was due to a $140,000 unfavorable change in the Partnership's share of unconsolidated ventures' income (losses), which was offset by a $131,000 decrease in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' income (losses) changed largely due to the consolidation of the Warner/Red Hill joint venture during the current year, as discussed further above, and an unfavorable change in the net operating results at the 1881 Worcester Road joint venture which was primarily attributable to a $96,000 increase in operating expenses due to costs incurred during the quarter to bring the property into compliance with the Americans with Disabilites Act (ADA). The impact of the consolidation of Warner/Red Hill Associates and the unfavorable change in the net operating results of the 1881 Worcester Road joint venture were partially offset by favorable changes in the net operating results of the Monterra and Chandler's Reach joint ventures of $41,000 and $23,000, respectively. The favorable changes in the net operating results of the Monterra and Chandler's Reach joint ventures were mainly due to an increase in average rental rates during the current three-month period as a result of the strong local apartment markets, along with reductions in certain administrative expenses.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center, the consolidated Sunol Center joint venture and the consolidated Warner/Red Hill joint venture (fiscal 1998 only), decreased mainly due to the inclusion of the results of Warner/Red Associates in the current quarter. In addition, rental income increased at Crystal Tree due to an increase in occupancy when compared to the same period in the prior year, and property operating expenses decreased at Sunol Center mainly due to decreases in repairs and maintenance costs.

Nine Months Ended December 31, 1997
-----------------------------------

      The Partnership's net loss decreased by $115,000 for the nine months ended December 31, 1997 when compared to the same period in the prior year. This favorable change in net loss was due to a $312,000 decrease in the Partnership's operating loss, which was partially offset by a $197,000 decline in the Partnership's share of unconsolidated ventures' income. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center, the consolidated Sunol Center joint venture and the consolidated Warner/Red Hill joint venture (fiscal 1998 only), decreased largely due to the consolidation of the Warner/Red Hill joint venture during the current year, as discussed further above. Increases in rental income at Sunol Center and Crystal Tree of $145,000 and $63,000, respectively, also contributed to the decline in operating loss for the current nine-month period. Rental income increased due to increases in the average occupancy levels of both properties.

      The Partnership's share of unconsolidated ventures' income decreased largely due to the consolidation of the Warner/Red Hill joint venture during the current year and unfavorable changes of $280,000 and $162,000 in the net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures, respectively. The unfavorable change in net operating results at 1881 Worcester Road is primarily attributable to the temporary decrease in occupancy which occurred during the quarter ended June 30, 1997 and a $174,000 increase in operating expenses due to costs incurred during the current period to bring the property into compliance with the Americans with Disabilities Act (ADA). The unfavorable change in the net operating results at 625 North Michigan was mainly due to a $173,000 increase in repairs and maintenance expense. Repairs and maintenance increased due to the modernization of the building's elevator controls. The unfavorable changes in the net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures were partially offset by favorable changes of $115,000 and $76,000 in the net operating results of the Monterra and Chandler's Reach joint ventures, respectively. The favorable changes in the net operating results of the Monterra and Chandler's Reach joint ventures were mainly due to an increase in average rental rates during the current nine-month period as a result of the strong local apartment markets.

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



Dated:  February 12, 1998