Form 10-K405
period 1998-03-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1998-06-29
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-14857


               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
              -----------------------------------------------------
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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
      None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                              Parts II and IV
July 18, 1985, as supplemented

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-4

Item  4     Submission of Matters to a Vote of Security Holders         I-5


Part  II

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item  8     Financial Statements and Supplementary Data                 II-9

Item  9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      II-9


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
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                       F-1 to F-51

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-8 of this Form 10-K.
                                    PART I

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

      As of March 31, 1998, the Partnership owned directly or through joint venture partnerships the properties or interests in the properties set forth in the following table, which consist of four office/R&D buildings, two apartment complexes and one mixed-use retail/office property.


Name of Joint Venture                                  Date of
Name and Type of Property                              Acquisition      Type of
Location                                Size           of Interest      Ownership (1)
--------                                -----          -----------      ----------------

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

      Through March 31, 1998, the Limited Partners had received cumulative cash distributions totalling approximately $39,782,000, or $448 per original $1,000 investment for the Partnership's earliest investors. Quarterly distributions were paid at the rate of 9% per annum on invested capital from inception through the quarter ended December 31, 1988. The distributions were reduced to 6% per annum effective for the quarter ended March 31, 1989 and were paid at that rate through the quarter ended March 31, 1990, at which point they were reduced to 2% per annum. Effective for the quarter ended December 31, 1992, the Partnership suspended the payment of quarterly distributions as part of an overall strategy aimed at accelerating the timetable for repaying the Partnership's zero coupon loans, the refinancings of which were completed during fiscal 1995. As a result, distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995. As a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership increased the quarterly distribution to a 2% annualized return, effective for the distribution paid on May 15, 1997 for the quarter ended March 31, 1997. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in all seven of its original investment properties, although, as noted above, the Sunol Center joint venture has sold one of its three office buildings. The proceeds of this sale transaction were used to retire an outstanding zero coupon loan and for reinvestment in certain of the existing joint ventures.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. While market values for commercial office buildings continued to recover during fiscal 1998 after several years of depressed conditions, such values, for the most part, remain below the levels which existed in the mid-1980's, which is when the Partnership's properties were acquired. Such conditions are due, in part, to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. The market for multi-family residential properties in most markets throughout the country remained strong during fiscal 1998 although estimated market values in some markets appear to have plateaued as a result of the increase in development activity referred to below. Management is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

      All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by a significant increase in the funds available in the capital markets for investment in real estate and by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets has escalated significantly. The Partnership's shopping center and office buildings also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

      At March 31,  1998,  the  Partnership  had  interests  in seven  operating properties through direct ownership and joint venture partnerships. The properties and the related joint venture partnerships are referred to under Item 1 above to which reference is made for the name, location and description of each property. Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                        Percent Occupied At
                              -------------------------------------------------
                                                                     Fiscal
                                                                     1998
                              6/30/97    9/30/97   12/31/97 3/31/98  Average
                              -------    -------   -------- -------  -------
Crystal Tree                   95%         96%       100%   100%        98%

Warner/Red Hill                97%         91%        86%    74%        87%

Monterra Apartments            97%         96%        96%    96%        96%

Sunol Center                  100%        100%       100%   100%       100%

Chandler's Reach Apartments    94%         95%        95%    91%        94%

1881 Worcester Road            51%        100%       100%   100%        88%

625 North Michigan Avenue      87%         89%        89%    88%        88%

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received during fiscal 1998.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1998 there were 7,627 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      The Partnership had a Distribution Reinvestment Plan designed to enable Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The Distribution Reinvestment Plan was discontinued during fiscal 1998. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1998.

Item 6. Selected Financial Data

               PaineWebber Equity Partners One Limited Partnership
          For the years ended March 31, 1998, 1997, 1997, 1996 and 1995
                    (in thousands, except for per Unit data)

                          1998      1997        1996        1995        1994
                          ----      ----        ----        ----        ----

Revenues              $ 4,308    $  3,173   $   2,726    $  2,346   $   1,971

Operating loss        $  (878)   $ (1,099)  $  (1,739)   $ (1,637)  $  (2,196)

Interest income
 on notes
 receivable from
 unconsolidated
 ventures             $   800    $    800   $     800    $    800   $     800

Partnership's share
  of unconsolidated
  ventures' losses    $  (178)   $   (107)  $    (324)   $   (715)  $  (1,072)

Partnership's share
  of losses due to
  impairment
  of operating
  investment properties     -           -           -    $ (8,703)          -

Net loss              $  (256)   $   (406)  $  (1,263)   $(10,255)  $  (2,468)

Net loss per
  Limited
  Partnership Unit    $ (0.13)   $  (0.20)  $   (0.62)   $  (5.07)  $   (1.22)

Cash distributions per
  Limited Partnership
  Unit                $  1.00    $   0.50   $    0.50            -          -

Total assets          $52,242    $ 49,736   $  51,255    $  53,572  $  64,370

Long-term debt        $16,140    $ 11,152   $  11,356    $  11,548  $  12,148

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results" which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from July 18, 1985 to July 17, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $100,000,000 were received by the Partnership from the sale of Partnership Units. The Partnership also received proceeds of $17,000,000 from the issuance of four zero coupon loans during the initial acquisition period. The proceeds of such borrowings, net of financing expenses of approximately $275,000, were used to pay the offering and organizational expenses, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of March 31, 1998, the Partnership retained an ownership interest in seven operating investment properties, which consist of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      As previously reported, in light of the continued strength in the national real estate market with respect to multi-family apartment properties and the improvements in the office/R&D property markets, management believes that this may be the opportune time to sell the Partnership's portfolio of properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years. The two multi-family apartment properties in which the Partnership has an interest continue to experience strong occupancy levels and increasing rental rates. As discussed further below, marketing efforts for the sale of the Chandler's Reach and Monterra apartment properties commenced subsequent to year-end. The operations of the five commercial office and retail properties in the Partnership's portfolio are either stable or improving. As discussed further below, management plans to market the Sunol Center and 1881 Worcester Road properties for sale during the second half of calendar 1998. With regard to the three remaining properties, management believes that higher net sale prices can be achieved for the 625 North Michigan and Crystal Tree properties, and most likely for the Warner/Red Hill Business Center, by holding these assets over the near term while the local markets improve and space is re-leased at higher effective rental rates. As a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership increased the quarterly distribution to $5.00 per original $1,000 investment, which is equivalent to a 2% annualized return, effective for the distribution paid on May 15, 1997 for the quarter ended March 31, 1997.

      The occupancy level at the Chandler's Reach Apartments in Redmond, Washington, averaged 94% for the year ended March 31, 1998, unchanged from fiscal 1997. This healthy occupancy level is a direct result of continued strong employment growth at the major area employers, Microsoft and Boeing. As a result, the property's leasing team raised rental rates by a total of 10% during calendar 1997. Rental rate increases totalling 7% are expected during calendar 1998. The Redmond Town Center Mall, located approximately two miles from the property, opened during August 1997, and occupancy of the Mall had exceeded 90% by March 31, 1998. This new mall consists of 400,000 square feet of retail space, a 44-acre park and bike trails covering 120 acres. These nearby amenities add to the appeal of the Chandler's Reach Apartments. Capital improvements completed during fiscal 1998 included a water/sewer sub-metering project. This sub-metering project is expected to lower the property owner's costs by passing water/sewer expenses through to the tenants. Given the positive performance of the Chandler's Reach property and the current strength of the national real estate market for the sale of apartment properties, management intends to test the market by exploring potential sale opportunities for Chandler's Reach during fiscal 1999. During the fourth quarter of fiscal 1998, the Partnership and its co-venture partner held extensive discussions concerning marketing strategies and requested broker proposals from national real estate firms with a strong background in selling properties like Chandler's Reach. The Partnership and its co-venture partner reviewed proposals from the broker finalist candidates and completed interviews with them. Subsequent to year-end, the Partnership and its co-venture partner selected a national brokerage firm that is a leading seller of apartment properties in the Seattle area. A marketing package has been prepared, and comprehensive sales efforts began in late May 1998.

      The occupancy level at the Monterra Apartments in La Jolla, California, averaged 96% for the year ended March 31, 1998, down slightly from the average of 98% achieved during fiscal 1997. The property's occupancy level is consistent with competitive properties within the local market. The local apartment rental market is strong, and Monterra's leasing team continues to raise the rental rates on leases being signed by new tenants. Rental rates for new leases were raised by a total of 7% during calendar year 1997. Rental rate increases totalling 10% are expected during calendar 1998. A 1,250 unit apartment project is beginning construction on one of the few land parcels available in the local market and is expected to be completed in phases over the next three years. Monterra will not compete directly with this property, which is expected to have the highest rental rates in the market. A capital project to repair and replace water-damaged stair towers and landings at the Monterra property was completed during the fourth quarter of fiscal 1998. The Partnership and its co-venture partner have been exploring potential opportunities for the sale of the Monterra Apartments. As part of that plan, the Partnership initiated discussions during the fourth quarter with national real estate brokerage firms with a strong background in selling apartment properties. The Partnership solicited marketing proposals from several of these firms. Subsequent to year-end, after reviewing their respective proposals and conducting interviews, the Partnership and its co-venture partner selected a national brokerage firm. Sales materials have been prepared, and an extensive marketing campaign began in late May 1998.

      Sunol Center in Pleasanton, California, remained 100% leased to three tenants throughout fiscal 1998. The BART (Bay Area Rapid Transit) station which serves the Hacienda Business Park in which Sunol Center is located, opened ahead of schedule in early May 1997. None of the current leases at Sunol Center expire before October 2001. The overall market remains strong with increasing rental rates and a low vacancy level. Selective development in the area is continuing as a result of this low vacancy level. Construction of two new Pleasanton build-to-suit office developments, totalling 410,000 square feet, was completed during the fourth quarter of fiscal 1998. Two other office projects totalling 435,000 square feet are under construction in this market. One of these properties is 100% pre-leased and the other is 95% pre-leased. In addition, Peoplesoft Corporation, a major employer in the local market, purchased 17 acres in Hacienda Business Park and has begun construction of an owner/user campus totalling 350,000 square feet. The project is expected to be completed within the next several months. The existing rental rates on the leases at Sunol Center are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership would be expected to achieve a materially higher sale price for the Sunol Center property as the existing leases with below-market rental rates approach their expiration dates. The Partnership had been planning to hold the Sunol Center property over the near term in order to capture this expected increase in value. However, during the third quarter of fiscal 1998 management learned that the largest tenant at Sunol Center, which occupies 52% of the property's leasable area, is considering vacating in order to consolidate its operations at another building in the local market and is interested in negotiating an early termination of their lease agreement. This potential lease termination may provide the Partnership with an opportunity to capture the expected increase in the value of Sunol Center sooner than had been anticipated. Lease termination negotiations commenced with this tenant subsequent to year-end. In light of this situation, and given the current strength of the local market conditions, management is currently reviewing the Pleasanton office market and has interviewed potential real estate brokers in preparation for a possible marketing effort during the second half of calendar 1998.

     The 64,000 square foot 1881 Worcester Road Office Building was 100% leased for the last three quarters of fiscal 1998. As previously reported, a tenant which had occupied 19% of the net leasable area moved out of the building during the second quarter of fiscal 1997, although its lease obligation was scheduled to continue until December 1998. During the third quarter of fiscal 1997, a settlement payment in the amount of $100,000 was received from this tenant in return for a release from its remaining lease obligation. Also, during the third quarter of fiscal 1997, a lease expansion and extension agreement was signed with the building's sole remaining tenant. This tenant, which agreed to extend its lease term from three to six years, currently occupies the entire second floor of this two-story building. During August 1997, a new tenant signed a lease for the entire first floor, comprising 31,400 square feet. Construction of the improvements to this space was completed during the third quarter of fiscal 1998, and the tenant took occupancy in December 1997. With the property 100% leased to two financially strong tenants and no lease expirations until 2002, management had been developing potential sale strategies for this asset. However, subsequent to year-end the tenant leasing the entire second floor of the property informed the Partnership that it is consolidating its operations and requested a lease termination which would be effective in the third quarter of calendar year 1998. This tenant's lease does not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement are currently underway. If a lease termination agreement with this tenant is reached, the property's leasing team expects to re-lease this space at a significantly higher rental rate, which could result in a higher sale price for the property. Also during fiscal 1998, the former operator of a gas station abutting the 1881 Worcester Road property notified the Partnership of a leak in an underground storage tank on the gas station property and of the risk of potential contamination of the Partnership's property. Subsequent to this notification, the Partnership has received an indemnification from the former operator of the gas station against any loss, cost or damage resulting from failure to remediate the contamination. The extent of the contamination and any resulting impact on the future operations and market value of the 1881 Worcester Road property cannot be determined at the present time. Nonetheless, management believes that the uncertainty regarding the lease termination request and the contamination issue could depress the sale price for the property. As a result, the marketing efforts for this property have been delayed. After the re-leasing of the second floor and resolution of the potential ground water contamination issue, this property is expected to be marketed for sale later in calendar year 1998.

     The 625 North Michigan Office Building in Chicago, Illinois, was 88% leased on average for the year ended March 31, 1998, up slightly from the average of 87% achieved for fiscal 1997. As previously reported, the property's leasing team had been negotiating a lease with a prospective new tenant which would occupy approximately 22,000 square feet of space. Subsequent to year-end, a lease was signed with this prospective tenant for 24,276 square feet. The space is now being renovated in preparation for the tenant's expected occupancy in September 1998. Once this tenant moves into the building, the property's occupancy level will increase by 7%. Over the next year, ten leases representing a total of 22,024 square feet will expire. The property's leasing team expects that eight of these tenants occupying a total of 17,262 square feet will renew, and that the remaining space will be leased to new tenants. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level at March 31, 1998 to 12% and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1998. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the city. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significant positive effect on the market value of the 625 North Michigan property. A comprehensive cost-benefit analysis of this potential project is expected to be completed over the next several months.

      The Crystal Tree Commerce Center in North Palm Beach, Florida was 98% leased on average for the year ended March 31, 1998, a 3% increase from the prior year. During the next twelve months, leases for twelve tenants occupying 14,048 square feet will expire. All twelve of these tenants are expected to renew their leases. Rental rates and occupancy levels in the local market are continuing to increase gradually. However, rents are not expected to rise to a level over the near term that would justify new construction. Management is continuing to position Crystal Tree Commerce Center for a future sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. Currently, 52% of the leases at the property are on a triple-net basis. Consequently, at this time the property owner is responsible for the tenant's portion of operating expenses above a base amount for a total of 48% of the leases. By the year 2000, the leasing plan for Crystal Tree calls for 84% of the leases to have been converted to a triple-net basis. Because most new leases in the local market are on a triple-net basis, this conversion is expected to increase interest from prospective buyers and result in a higher sale price for the Crystal Tree property.

     The Warner/Red Hill Business Center had an average leased level of 87% for the year ended March 31, 1998, up from 83% for the prior year. However, during the fourth quarter of fiscal 1998, a tenant occupying 13,160 square feet declared bankruptcy and moved from the building, reducing the occupancy level to 74% as of year-end. Subsequent to year-end, the property's leasing team completed negotiations with a prospective tenant which will occupy this entire 13,160 square foot space. Over the next 12 months, leases with five tenants occupying 27,863 square feet will expire. The property's leasing team expects that four of these tenants occupying 26,396 square feet will renew at higher rental rates and that the remaining space will be leased to new tenants. Local rental rates for office space in Warner/Red Hill's local sub-market continue to experience modest increases due to the lack of speculative office construction and the continued demand for office space. The property's leasing team is cautiously optimistic that the general market conditions will continue to improve throughout fiscal 1999. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership has assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1998. Prior to fiscal 1998, the venture was accounted for on the equity method.

      At March 31, 1998, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,268,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the operating investment properties.

      As noted above, the Partnership expects to be liquidated within the next 2- to -3 years. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership's net loss decreased by $150,000 in fiscal 1998, when compared to the prior year. This decrease in net loss was due to a $221,000 decrease in the Partnership's operating loss, which was partially offset by a $71,000 increase in the Partnership's share of unconsolidated ventures' losses. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center, the consolidated Sunol Center joint venture and, beginning in fiscal 1998, the consolidated Warner/Red Hill joint venture, decreased largely due to increases in rental income at Sunol Center and Crystal Tree of $137,000 and $99,000, respectively, due to increases in the average occupancy levels at both properties. In addition, the Warner/Red Hill joint venture had net income of $55,000 for the current year. As noted above, Warner/Red Hill's operating results were accounted for under the equity method during fiscal 1997. The increases in rental income at Sunol Center and Crystal Tree and the net income at Warner/Red Hill were partially offset by an increase in general and administrative expenses of $70,000. General and administrative expenses increased primarily due to increases in certain professional fees and administrative costs related to the pursuit of management's disposition strategies, as discussed further above.

     The Partnership's share of unconsolidated ventures' losses increased by $71,000 largely due to unfavorable changes in the net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures. An unfavorable change of $112,000 in the Partnership's share of the net operating results of the 1881 Worcester Road joint venture was mainly due to a $150,000 decrease in rental revenue. Rental revenue decreased primarily due to a $100,000 termination fee received from a tenant that vacated prior to its lease expiration in the prior year. The unfavorable change in net operating results at 625 North Michigan was primarily due to a $149,000 increase in repairs and maintenance expenses and a $147,000 increase in real estate taxes in the current year. Repairs and maintenance costs increased mainly due to the modernization of the building's elevator controls. The unfavorable changes in net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures were partially offset by a favorable change of $35,000 in the net operating results of the Monterra joint venture. The favorable change in the net operating results of the Monterra joint venture was mainly due to an increase in average rental rates during the current year as a result of the strong local apartment market, as discussed further above. The resulting increase in rental revenues at Monterra was partially offset by an increase in the venture's repairs and maintenance expenses as a result of certain projects completed to prepare the property for a potential sale transaction. At the Chandler's Reach joint venture, a substantial increase in rental income was offset by the costs of certain maintenance projects completed during the current year, the most significant of which was the painting of the building exteriors.

1997 Compared to 1996
---------------------

      The Partnership's net loss decreased by $857,000 in fiscal 1997, when compared to the prior year. This decrease in net loss was largely attributable to a decrease in the Partnership's operating loss of $640,000. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center joint venture, decreased mainly due to an increase in rental income and decreases in general and administrative expenses and property operating expenses. Rental income increased by $433,000 as a result of an increase in occupancy at Sunol Center from an average of 89% during fiscal 1996 to 100% for fiscal 1997. General and administrative expenses decreased by $127,000 mainly due to a decrease in certain required professional services. Property operating expenses decreased by $126,000 as a result of declines in repairs and maintenance costs at the Crystal Tree Commerce Center and certain administrative expenses at Sunol Center. The increase in rental income and the decreases in general and administrative expenses and property operating expenses were partially offset by increases in depreciation charges and real estate tax expense in fiscal 1997. Depreciation expense increased by $77,000 mainly due to the substantial tenant improvement work which occurred at Sunol Center during fiscal 1997 as a result of the leasing activity at the property. Real estate tax expense increased by $54,000 primarily due to the receipt of a refund at Sunol Center during fiscal 1996.

      A decrease in the Partnership's share of unconsolidated ventures' losses of $217,000 also contributed to the decline in net loss for fiscal 1997. The improvement in the Partnership's share of unconsolidated ventures' operations was primarily attributable to a decrease in the net losses of the Warner/Red Hill and Monterra joint ventures. Net loss at Warner/Red Hill decreased by $113,000 during fiscal 1997 mainly due to the receipt of a real estate tax refund and a small increase in rental income. Net loss at Monterra decreased by $163,000 during fiscal 1997 largely due to an increase in rental income resulting from rental rate increases. The increase in the net income of the Warner/Red Hill joint venture and the decrease in the net loss of the Monterra joint venture were partially offset by small decreases in net income at the 625 North Michigan and 1881 Worcester Road joint ventures. Net income decreased by $33,000 at 625 North Michigan due to an increase in real estate taxes. Net income decreased at 1881 Worcester Road by $56,000 mainly due to the write-off of certain leasehold improvements and deferred leasing costs resulting from former tenants vacating the property.

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

      The decrease in the Partnership's share of unconsolidated ventures' losses was partially offset by an increase in the Partnership's operating loss of $102,000. This increase was primarily due to an increase in property operating expenses of $297,000 and an increase in depreciation and amortization expense of $296,000. The increase in property operating expenses was mainly attributable to increases in repairs and maintenance and administrative expenses at both of the consolidated operating properties, Sunol Center and Crystal Tree Commerce Center. Depreciation and amortization expense increased at Sunol Center due to a significant amount of capital expenditures for tenant improvement work and leasing commissions in calendar 1995 which resulted from the leasing activity at the property. Depreciation expense increased at Crystal Tree due to the reassessment of the Partnership's depreciation policy. In addition, interest and other income decreased by $233,000 in fiscal 1996 when compared to the prior year. Interest income decreased due to a decrease in average outstanding cash balances mainly as a result of the use of reserves to pay for Sunol Center leasing costs. The increases in property operating expenses and depreciation and amortization expense and the decrease in interest and other income were partially offset by an increase in rental income of $613,000. Rental income increased primarily due to the significant increase in occupancy at Sunol Center during calendar 1995.

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

     The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future. As discussed further above, during fiscal 1998 the Partnership became aware of the possibility of contamination at the 1881 Worcester Road property resulting from a leak in an underground storage tank at an adjacent gas station. The Partnership has received an indemnification from the former operator of the gas station against any loss, cost or damage resulting from a failure to remediate the contamination. There are no assurances, however, that the stigma associated with any known environmental problems will not restrict the marketability of this property over the near term, particularly in light of the Partnership's plan to liquidate its remaining investments over the next 2- to-3 years.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The commercial office segment has begun to experience limited new development activity in selected areas after several years of virtually no new supply being added to the market. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

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

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment, office and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, the existing debt structure, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership commenced operations in 1985 and completed its twelfth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's shopping center and office buildings contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted, to the extent market conditions allow, to keep pace with inflation as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, the Warner/Red Hill and 625 North Michigan office buildings presently have a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership
-------------------------------------------------------------

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    elected
  Name                        Office                     Age        to Office
  ----                        ------                     ---        ---------

Bruce J. Rubin         President and Director            39         8/22/96
Terrence E. Fancher    Director                          45         10/10/96
Walter V. Arnold       Senior Vice President and
                         Chief Financial Officer         50         10/29/85
David F. Brooks        First Vice President and
                         Assistant Treasurer             56         4/17/85*
Timothy J. Medlock     Vice President and Treasurer      37         6/1/88
Thomas W. Boland       Vice President                    35         12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation
--------------------------------

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

      Effective for the quarter ended December 31, 1992, distributions to the Limited Partners were suspended in order to accumulate cash required to repay and refinance the Partnership's zero coupon loans. The last of the refinancing transactions was completed during fiscal 1995. Distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995 and were increased to a rate of 2% per annum on invested capital effective for the quarter ended March 31, 1997. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1998 is $181,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $14,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

      At March 31, 1998 accounts receivable - affiliates includes $126,000 due from a certain unconsolidated joint venture for interest earned on a permanent loan and $167,000 of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1998 also includes $15,000 of expenses paid by the Partnership on behalf of certain of the joint ventures during fiscal 1993.

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

   (b)  No  reports on Form 8-K were  filed  during  the last  quarter of fiscal
        1998.

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

                                 PAINEWEBBER EQUITY PARTNERS
                                    ONE LIMITED PARTNERSHIP


                                    By:  First Equity Partners, Inc.
                                         ---------------------------
                                         Managing General Partner

                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                        Thomas W. Boland
                                        Vice President and Controller


Dated:  June 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                 Date: June 26, 1998
   ---------------------------              -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher            Date: June 26, 1998
   ---------------------------              -------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                                INDEX TO EXHIBITS

                                                            Page Number in the Report
      Exhibit No.    Description of Document                Or Other Reference
      -----------    -----------------------                -------------------------

      (3) and (4)    Prospectus of the Partnership          Filed with the Commission
                     dated  July 18, 1985,  as              pursuant to Rule 424(c) and
                     supplemented, with particular          incorporated herein by reference.
                     reference to the Amended and
                     Restated Certificate and
                     Agreement of Limited Partnership


      (10)           Material contracts previously          Filed with the Commission pursuant
                     filed as exhibits to registration      to Section 13 or 15(d) of the
                     statements and amendments thereto      Securities Act of 1934 and
                     of the registrant together with        incorporated herein by reference.
                     all such  contracts  filed as
                     exhibits of previously  filed
                     Forms 8-K and Forms 10-K are
                     hereby incorporated herein by
                     reference.


      (13)           Annual Report to Limited Partners      No Annual Report for fiscal year
                                                            1998 has been sent to the Limited
                                                            Partners.  An Annual Report will be
                                                            sent to the Limited Partners
                                                            subsequent to this filing.


      (22)           List of subsidiaries                   Included in Item I of Part 1 of
                                                            this Report Page I-1, to which
                                                            reference is hereby made.

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

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                    Reference
                                                                                    ---------


PaineWebber Equity Partners One Limited Partnership:

   Report of independent auditors                                                    F-3

   Consolidated balance sheets as of March 31, 1998 and 1997                         F-4

   Consolidated statements of operations for the years ended March 31, 1998,
     1997 and 1996                                                                   F-5

   Consolidated statements of changes in partners' capital (deficit) for the
     years ended March 31, 1998, 1997 and 1996                                       F-6

   Consolidated statements of cash flows for the years ended March 31, 1998,
     1997 and 1996                                                                   F-7

   Notes to consolidated financial statements                                        F-8

   Schedule III - Real Estate and Accumulated Depreciation                           F-28

1997  Combined  Joint  Ventures of  PaineWebber  Equity  Partners  One Limited Partnership:

   Report of independent auditors                                                    F-29

   Combined balance sheet as of December 31, 1997                                    F-30

   Combined  statement of operations and changes in venturers' capital for the
     year ended December 31, 1997                                                    F-31

   Combined statement of cash flows for the year ended December 31, 1997             F-32

   Notes to combined financial statements                                            F-33

   Schedule III - Real Estate and Accumulated Depreciation                           F-38

1996 and 1995  Combined  Joint  Ventures of  PaineWebber  Equity  Partners One Limited Partnership:

   Reports of independent auditors                                                   F-40

   Combined balance sheets as of December 31, 1997 and 1996                          F-42

   Combined  statements  of operations  and changes in venturers'  capital for
     the years  ended December 31, 1997, 1996 and 1995                               F-43




                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                    Reference
                                                                                    ---------

   Combined statements of cash flows for the years ended December 31, 1997,
     1996 and 1995                                                                   F-44

   Notes to combined financial statements                                            F-45

   Schedule III - Real Estate and Accumulated Depreciation                           F-51

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



                        REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

      We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners One Limited Partnership as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners One Limited Partnership at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                               /S/ ERNST & YOUNG LLP
                               ---------------------
                               ERNST & YOUNG LLP

Boston, Massachusetts
June 12, 1998

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1998 and 1997
                   (In thousands, except for per Unit data)

                                    ASSETS
                                                        1998            1997
                                                        ----            ----
Operating investment properties:
   Land                                          $     5,218      $     3,962
   Building and improvements                          32,691           28,322
                                                 -----------      -----------
                                                      37,909           32,284
   Less accumulated depreciation                     (15,131)         (10,823)
                                                 -----------       ----------
                                                      22,778           21,461

Investments in and notes receivable
  from unconsolidated joint ventures,
  at equity                                           24,369           22,525
Cash and cash equivalents                              3,268            4,325
Prepaid expenses                                          13               13
Accounts receivable                                       69              139
Accounts receivable - affiliates                         308              260
Deferred rent receivable                                 415              353
Deferred expenses, net                                   732              660
Other assets                                             290                -
                                                 -----------      -----------
                                                 $    52,242      $    49,736
                                                 ===========      ===========

                      LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures          $        32      $         -
Accounts payable and accrued expenses                    412              474
Interest payable                                          71               60
Bonds payable                                          1,420            1,503
Mortgage notes payable                                14,720            9,649
                                                 -----------      -----------
      Total liabilities                               16,655           11,686

Co-venturer's share of net assets of
  consolidated joint venture                               -              187

Partners' capital:
   General Partners:
     Capital contributions                                 1                1
     Cumulative net income (loss)                         44               47
     Cumulative cash distributions                    (1,018)            (998)

   Limited Partners ($50 per unit; 2,000,000
      Units outstanding):
     Capital contributions, net of offering costs     90,055           90,055
     Cumulative net income (loss)                    (13,713)         (13,460)
     Cumulative cash distributions                   (39,782)         (37,782)
                                                 -----------      -----------
      Total partners' capital                         35,587           37,863
                                                 -----------      -----------
                                                 $    52,242      $    49,736
                                                 ===========      ===========



                            See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1998, 1997 and 1996
                    (In thousands, except for per Unit data)


                                                1998        1997       1996
                                                ----        ----       ----

Revenues:
   Rental income and expense
     reimbursements                         $   4,000  $    2,882  $    2,449
   Interest and other income                      308         291         277
                                            ---------  ----------  ----------
                                                4,308       3,173       2,726

Expenses:
   Interest expense                             1,137         995       1,027
   Depreciation expense                         1,464       1,324       1,277
   Property operating expenses                  1,593       1,153       1,279
   Real estate taxes                              351         271         217
   General and administrative                     482         412         539
   Amortization expense                           143         117          87
   Bad debt expense                                16           -          39
                                            ---------  ----------  ----------
                                                5,186       4,272       4,465
                                            ---------  ----------  ----------
Operating loss                                   (878)     (1,099)     (1,739)

Investment income:
   Interest income on notes receivable
      from unconsolidated ventures                800         800         800
   Partnership's share of
      unconsolidated ventures' losses            (178)       (107)      (324)
                                            ---------  ----------  ----------

Net loss                                    $    (256) $     (406) $  (1,263)
                                            =========  ==========  =========

Net loss per Limited Partnership Unit          $(0.13)    $ (0.20)   $ (0.62)
                                               ======     =======    =======

Cash distributions per Limited
   Partnership Unit                            $ 1.00     $  0.50    $  0.50
                                               ======     =======    =======


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding for each year.








                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1998, 1997 and 1996
                                 (In thousands)


                                        General      Limited
                                        Partners     Partners       Total
                                        --------     --------       -----

Balance at March 31, 1995             $  (912)       $42,464       $41,552

Cash distributions                        (10)        (1,000)       (1,010)

Net loss                                  (14)        (1,249)       (1,263)
                                      -------        -------       -------

Balance at March 31, 1996                (936)        40,215        39,279

Cash distributions                        (10)        (1,000)       (1,010)

Net loss                                   (4)          (402)         (406)
                                      -------        -------       -------


Balance at March 31, 1997                (950)        38,813        37,863

Cash distributions                        (20)        (2,000)       (2,020)

Net loss                                   (3)          (253)         (256)
                                      -------        -------       -------

Balance at March 31, 1998             $  (973)      $ 36,560       $35,587
                                      =======       ========       =======






















                           See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                               1998         1997       1996
                                                               ----         ----       ----
Cash flows from operating activities:
  Net loss                                                  $    (256)   $   (406)  $  (1,263)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
   Partnership's share of unconsolidated ventures' losses         178         107         324
   Depreciation and amortization                                1,607       1,441       1,364
   Amortization of deferred financing costs                        23          20          20
   Bad debt expense                                                16         (21)         39
   Changes in assets and liabilities:
     Prepaid expenses                                               -           -          (1)
     Accounts receivable                                           54         (37)        (43)
     Accounts receivable - affiliates                             (48)         (5)        (40)
     Deferred rent receivable                                      91        (168)       (156)
     Deferred expenses                                              -         (80)        (33)
     Accounts payable and accrued expenses                       (138)        101         149
     Interest payable                                              (2)          -          (1)
     Net advances from consolidated ventures                      (41)          -           -
                                                            ---------    --------   ---------
        Total adjustments                                       1,740       1,358       1,622
                                                            ---------    --------   ---------
        Net cash provided by operating activities               1,484         952         359
                                                            ---------    --------   ---------

Cash flows from investing activities:
  Additions to operating investment properties                   (216)       (551)     (2,002)
  Payment of leasing commissions                                 (128)          -        (557)
  Distributions from unconsolidated joint ventures               1,052      2,150       1,332
  Additional investments in unconsolidated
   joint ventures                                               (1,160)    (1,054)       (348)
                                                             ---------    --------   ---------
        Net cash (used in) provided by investing activities       (452)       545      (1,575)
                                                             ---------    --------   ---------

Cash flows from financing activities:
  Repayment of principal
   on long-term debt                                              (278)       (131)       (120)
  Payments on district bond assessments                            (83)        (73)        (72)
  Distributions to partners                                     (2,020)      (1,010)    (1,010)
                                                             ---------    --------   ---------
        Net cash used in financing activities                   (2,381)     (1,214)    (1,202)
                                                             ---------    --------   ---------

Net (decrease) increase in cash and cash equivalents            (1,349)        283      (2,418)

Cash and cash equivalents, beginning of year                     4,325       4,042       6,460

Cash and cash equivalents, Warner/Red Hill,
  beginning of year                                                292           -           -
                                                             ---------    --------   ---------

Cash and cash equivalents, end of year                       $   3,268    $  4,325   $   4,042
                                                             =========    ========   =========

Cash paid during the year for interest                       $   1,116    $    975   $   1,008
                                                             =========    ========   =========


                           See accompanying notes.

                       PAINEWEBBER EQUITY PARTNERS ONE
                             LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations
-----------------------------------------

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

      The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of March 31, 1998, the Partnership retained an ownership interest in seven operating investment properties, which consist of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. The Partnership is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

2.  Use of Estimates and Summary of Significant Accounting Policies
-------------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended March 31, 1998. Actual results could differ from the estimates and assumptions used.

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

      As further discussed in Note 4, the Partnership acquired control of the Sunol Center joint venture in fiscal 1992. Accordingly, the joint venture is presented on a consolidated basis in the accompanying financial statements. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership has assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1998. Prior to fiscal 1998, the venture was accounted for on the equity method (see Note 5). As discussed above, the Sunol Center and Warner/Red Hill joint ventures both have a December 31 year-end and operations of the ventures continue to be reported on a three-month lag. All material transactions between the Partnership and its consolidated joint ventures, except for lag-period cash transfers, have been eliminated in consolidation. Such lag-period cash transfers are accounted for as advances to or from consolidated ventures.

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

      Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over the estimated useful lives of the operating investment properties, generally five years for furniture and fixtures and thirty years for the buildings. During fiscal 1996, circumstances indicated that the wholly owned Crystal Tree Commerce Center operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the Partnership reassessed its depreciation policy and commenced recording an additional annual charge to depreciation expense of $65,000 in fiscal 1996 to adjust the carrying value of the Crystal Tree property such that it will match the expected reversion value at the time of disposition. Such an annual charge was also recorded in fiscal 1997 and will continue to be recorded in future periods. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties. Maintenance and repairs are charged to expense when incurred.

      Rental revenues for the operating investment properties are recognized on a straight-line basis over the life of the related lease agreements.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

      Deferred expenses generally consist of deferred leasing commissions and costs associated with the loans described in Note 6. The leasing commissions are being amortized using the straight-line method over the term of the related lease, and the loan costs are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the respective loans. The amortization of loan costs is included in interest expense on the accompanying statements of operations.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

      The cash and cash equivalents, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of March 31, 1998 and 1997 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see Note 6). It is not practicable for management to estimate the fair value of the notes receivable from the joint ventures without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants (see Note 5).

      Certain fiscal 1997 and 1996 amounts have been reclassified to conform to the fiscal 1998 presentation.

3.  The Partnership Agreement and Related Party Transactions
------------------------------------------------------------

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. During fiscal 1993, the Partnership suspended all distributions to Limited Partners. Quarterly distributions to Limited Partners were reinstated beginning with the quarter ended March 31, 1995 at a rate of 1%. As a result no management fees were earned for the fiscal years ended March 31, 1998, 1997 and 1996. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

      Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $181,000, $179,000 and $203,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $14,000, $9,000 and $11,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

      At March 31, 1998 and 1997, accounts receivable - affiliates includes $126,000 and $100,000, respectively, due from two unconsolidated joint ventures for interest earned on permanent loans and $167,000 and $145,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable affiliates at both March 31, 1998 and 1997 also includes $15,000 of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

4.  Operating Investment Properties
-----------------------------------

      At March 31, 1998, the Partnership's balance sheet includes three operating investment properties (two at March 31, 1997): (1) the wholly-owned Crystal Tree Commerce Center; (2) the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority owned and controlled joint venture and (3) Warner/Red Hill Business Center, owned by Warner/Red Hill Associates, a majority owned and controlled joint venture. The Partnership acquired a controlling interest in Sunol Center Associates during fiscal 1992 and in Warner/Red Hill Associates during fiscal 1998. Accordingly, the accompanying financial statements present the financial position and results of operations of these joint ventures on a consolidated basis beginning in the year in which control was obtained. Descriptions of the operating investment properties and the agreements through which the Partnership acquired its interests in the properties are provided below.

      Crystal Tree Commerce Center
      ----------------------------

      The Partnership acquired an interest in North Palm Crystal Associates (the "joint venture"), a Florida general partnership organized on October 23, 1985 in accordance with a joint venture agreement between the Partnership and Caruscan of Palm Beach Inc., a Florida corporation (the "co-venturer") to own and operate the Crystal Tree Commerce Center (the "property"). The property consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing an aggregate of 40,115 square feet of leasable office space, each of which was completed in 1983. The property, which was 100% occupied as of March 31, 1998, is located in North Palm Beach, Florida.

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

      On February 28, 1990, one of the three office buildings, comprising approximately 31% of the total net rentable square feet, was sold for $8,150,000. After payment of transaction costs and the deduction of the co-venturer's share of the net proceeds, a distribution of approximately $7,479,000 was made to the Partnership. A portion of these proceeds, in the amount of approximately $4,246,000, was used to repay a zero coupon loan, including accrued interest, that was secured by all three office buildings. The remainder of the net proceeds were added to the Partnership's cash reserves. As of March 31, 1998, the two remaining office buildings were 100% leased to three tenants.

      The joint venture agreement provided that for the period from August 15, 1986 to July 31, 1989 for two buildings (one of these two buildings was sold on February 28, 1990) and August 15, 1986 to July 31, 1990 for one building, to the extent that the Partnership required funds to cover operating deficits or to fund shortfalls in the Partnership's Preference Return, as defined, the co-venturer was required to contribute such amounts to the Partnership. For financial reporting purposes, certain of the contributions made by the co-venturer to cover such deficits and shortfalls were treated as a reduction of the purchase price of the Property. The co-venturer defaulted on the guaranty obligation in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992 when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated. The co-venturer also executed a three-year non-interest bearing promissory note payable to the Partnership in the amount of $126,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Subsequent to the execution of the note, the maturity date was extended to March 31, 1996. Through March 31, 1998, payments totalling $56,726 had been received on the note and recorded as a reduction to the carrying value of the operating investment properties. The balance due on this note of $69,274 had not been received as of March 31, 1998. The Partnership will continue to pursue collection of this balance in fiscal 1999.

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

      Warner/Red Hill Business Center
      -------------------------------

      The Partnership acquired an interest in Warner/Red Hill Associates (the "joint venture"), a California general partnership, on December 18, 1985 in accordance with a joint venture agreement between the Partnership and Los Angeles Warner Red Hill Company Ltd., (the co-venturer), to own and operate the Warner/Red Hill Business Center (the "Property"). The co-venturer is an affiliate of The Paragon Group. The Property consists of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The Property, which was 74% leased as of March 31, 1998, is part of a 4,200 acre business complex in Tustin, California.

      Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership has assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1998. Prior to fiscal 1998, the venture was accounted for on the equity method (see Note 5).

     In connection with the consolidation of Warner/Red Hill Associates into the Partnership's financial statements, the following assets and liabilities (in thousands) of the joint venture at January 1, 1997 were recorded in the Partnership's balance sheet at April 1, 1997 (see Note 2).

     Cash                                         $    292
     Operating investment property, net              2,565
     Deferred rent receivable                          153
     Deferred expenses, net                            110
     Accounts payable and accrued liabilities          (76)
     Interest payable                                  (13)
     Mortgage note payable                          (5,349)
     Distribution paid to PWEP1 subsequent
       to 12/31/96, net                                (73)
     Minority interest in net liabilities of
       consolidated joint venture                      477
                                                  --------
          Investment in Warner/Red Hill
            Associates, at equity,
            at April 1, 1997                      $ (1,914)
                                                  ========

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

      The aggregate cash investment in the joint venture by the Partnership was $12,658,000 (including acquisition fees of $367,000 paid to the Adviser and closing costs of $6,000). The property was encumbered by a construction loan payable to a bank and a note payable to the co-venturer totalling $11,200,000 at the time of purchase. The construction loan was repaid during 1986 from the proceeds of the Partnership's capital contribution. At December 31, 1997, the property was encumbered by a loan with a principal balance of $5,215,000 (see
Note 6).

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

      The joint venture agreement provides that net cash flow (as defined), to the extent available, will be distributed as follows: First, the Partnership will receive a cumulative preference return, payable quarterly until paid in full, of $1,225,000 per year (or, if less, 10% per annum of the Partnership's investment). Second, remaining available net cash flow shall be used to make payments to the partners at a percentage equal to the prime rate of interest plus 1% on additional loans made by the partners to the Partnership. Third, remaining available net cash flow shall be used to make a payment to the co-venturer at a percentage equal to the prime rate of interest plus 1%, compounded annually, of capital contributions which, in accordance with the joint venture agreement, were required to be made by the co-venturer during 1988 and 1989 if net cash flow was insufficient to fund the Partnership's preference return. Fourth, any remaining net cash flow shall be used to make a payment to the Partnership at a percentage equal to the prime rate of interest plus 1% of any accumulated but unpaid Partnership preference return. Fifth, any remaining net cash flow shall be distributed on an annual basis in the ratio of 93% to the Partnership and 7% to the co-venturer (including adjustments for Default Loans). The cumulative unpaid preference return due to the Partnership at December 31, 1997 was $8,805,000, including accrued interest of $2,685,000.

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

      Proceeds from sale or refinancing shall be distributed as follows: 1) to the Partnership in an amount equal to the Partnership's original investment (including the additional contributions discussed above; 2) to the co-venturer in an amount equal to any required additional capital contributions made by it;
3) to the Partnership in an amount equal to the cumulative Partnership preference return not yet paid; 4) to each partner pro rata to the extent of any other additional contributions of capital made by that partner and 5) the remaining balance 90% to the Partnership and 10% to the co-venturer (including adjustments for Default Loans).

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

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center, Sunol Center Office Building and the Warner/Red Hill Business Center as reported in the Partnership's statement of operations for the year ended March 31, 1998 and for the Crystal Tree Commerce Center and Sunol Center Office Building as reported in the Partnership's statements of operations for the years ended March 31, 1997 and 1996 (in thousands):

                                             1998        1997        1996
                                             ----        ----        ----
      Property operating expenses:
         Repairs and maintenance         $      393   $     221   $     299
         Utilities                              346         202         170
         Insurance                               82          61          58
         Administrative and other               703         641         726
         Management fees                         69          28          26
                                          ---------    --------    --------
                                          $   1,593    $  1,153    $  1,279
                                          =========    ========    ========

5.  Investments in Unconsolidated Joint Ventures
------------------------------------------------

      As of March 31, 1998, the Partnership had investments in four unconsolidated joint ventures which own operating investment properties (five at March 31, 1997). As discussed further in Note 4, during fiscal 1998 the Partnership obtained control over the affairs of the Warner/Red Hill joint venture. Accordingly, this venture is presented on a consolidated basis in the fiscal 1998 financial statements. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                      Condensed Combined Balance Sheets
                          December 31, 1997 and 1996
                                (in thousands)
                                    Assets
                                                          1997        1996
                                                          ----        ----

    Current assets                                    $   1,104   $   1,645
    Operating investment properties, net                 51,956      55,760
    Other assets                                          3,913       4,006
                                                      ---------   ---------
                                                      $  56,973   $  61,411
                                                      =========   =========
                           Liabilities and Capital

    Current liabilities                               $   2,952   $   5,399
    Other liabilities                                       295         310
    Long-term debt and notes payable to venturers        16,020      21,371
    Partnership's share of combined capital              15,507      12,167
    Co-venturers' share of combined capital              22,199      22,164
                                                      ---------   ---------
                                                      $  56,973   $  61,411
                                                      =========   =========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                              1997        1996        1995
                                              ----        ----        ----
   Revenues:
     Rental income and expense recoveries  $ 10,194   $  10,910   $  10,691
     Interest and other income                  517         361         246
                                           --------   ---------   ---------
        Total revenues                       10,711      11,271      10,937

   Expenses:
     Property operating expenses              3,991       4,000       3,928
     Real estate taxes                        2,290       2,139       1,980
     Mortgage interest expense                  730       1,068       1,089
     Interest expense payable to partner        800         800         800
     Depreciation and amortization            2,953       3,163       3,180
                                           --------   ---------   ---------
                                             10,764      11,170      10,977
                                           --------   ---------   ---------
    Net income (loss)                      $    (53)  $     101   $     (40)
                                           =========  =========   =========

    Net income (loss):
     Partnership's share of
      combined net income (loss)           $   (132)  $     (61)  $    (278)
     Co-venturers' share of
      combined net income (loss)                 79         162         238
                                           --------   ---------   ---------
                                           $    (53)  $     101   $     (40)
                                           ========   =========   =========

                  Reconciliation of Partnership's Investment
                           March 31, 1998 and 1997
                                (in thousands)
                                                           1998       1997
                                                           ----       ----
    Partnership's share of capital at
      December 31, as shown above                     $  15,507    $ 12,167
    Excess basis due to investment in joint
       ventures, net (1)                                    873        919
    Partnership's share of ventures' current
       liabilities and long-term debt                     8,039       9,631
    Timing differences due to distributions received
      from and contributions sent to joint ventures
      subsequent to December 31 (see Note 2)                (50)       (192)
                                                      ---------    --------
         Investments in unconsolidated joint ventures,
         at equity at March 31                        $  24,369    $ 22,525
                                                      =========    ========

(1) The Partnership's investments in joint ventures exceeds its share of the combined joint ventures' capital accounts by approximately $873,000 and $919,000 at March 31, 1998 and 1997, respectively. This amount, which represents acquisition fees and other expenses incurred by the Partnership in connection with the acquisition of its joint venture interests is being amortized over the estimated useful lives of the related operating properties (generally 30 years). Excess basis related to investments in joint ventures which have recognized impairment losses on their operating investment properties during calendar 1994 were fully written off in fiscal 1995. See the further discussion below.

             Reconciliation of Partnership's Share of Operations
                        March 31, 1998, 1997 and 1996
                                (in thousands)

                                                 1998        1997       1996
                                                 ----        ----       ----
    Partnership's share of combined net loss
      as shown above                        $    (132)   $    (61)   $   (278)
    Amortization of excess basis                  (46)        (46)        (46)
                                            ---------    --------    --------
    Partnership's share of unconsolidated
      ventures' losses                      $    (178)   $   (107)   $   (324)
                                            ==========   ========    ========

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

      Investments  in   unconsolidated   joint  ventures,   at  equity,  on  the
accompanying balance sheets at March 31, 1998 and 1997 is comprised of the following equity method carrying values (in thousands):


                                                            1998        1997
                                                            ----        ----
    Investments in joint ventures, at equity:
      Warner/Red Hill Associates                       $        -   $  (1,914)
      Crow PaineWebber LaJolla, Ltd.                        2,063       1,973
      Lake Sammamish Limited Partnership                   (1,058)       (921)
      Framingham 1881 - Associates                          2,672       2,153
      Chicago-625 Partnership                              12,692      13,234
                                                       ----------   ---------
                                                           16,369      14,525
    Notes receivable:
      Crow PaineWebber LaJolla, Ltd.                        4,000       4,000
      Lake Sammamish Limited Partnership                    4,000       4,000
                                                       ----------   ---------
                                                            8,000       8,000
                                                       ----------   ---------
                                                       $   24,369  $   22,525
                                                       ==========  ==========

      Cash distributions received from the Partnership's unconsolidated joint ventures for the years ended March 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                1998        1997        1996
                                                ----        ----        ----

    Warner/Red Hill Associates               $      -     $   604     $   333
    Crow PaineWebber LaJolla, Ltd.                 27         176          57
    Lake Sammamish Limited Partnership              -          22          76
    Framingham 1881 - Associates                    -         200          70
    Chicago - 625 Partnership                   1,025       1,148         796
                                             --------     -------     -------
                                             $  1,052     $ 2,150     $ 1,332
                                             ========     =======     =======

      For each of the years ended March 31, 1998, 1997 and 1996, the Partnership earned interest income of $800,000 from the notes receivable described below in the discussions of Crow PaineWebber LaJolla, Ltd. and Lake Sammamish Limited Partnership.

      Descriptions of the properties owned by the unconsolidated joint ventures and the terms of the joint venture agreements are summarized as follows:

      a.  Crow PaineWebber LaJolla, Ltd.
      ----------------------------------

      On July 1, 1986 the Partnership acquired an interest in Crow PaineWebber LaJolla, Ltd. (the "joint venture"), a Texas limited partnership organized in accordance with a joint venture agreement between the Partnership and Crow-Western #302 - San Diego Limited Partnership, a Texas limited partnership (the "co-venturer"), to construct and operate the Monterra Apartments (the "Property"). The co-venturer is an affiliate of the Trammell Crow organization. The Property, which was 96% occupied as of March 31, 1998, consists of garden-style apartments situated on 7 acres of land and includes 180 one-and two-bedroom units, comprising approximately 136,000 square feet in LaJolla, California.

      The aggregate cash investment (including a note receivable of $4,000,000) in the joint venture by the Partnership was $15,363,000 (including acquisition fees of $490,000 paid to the Adviser). The Property was encumbered by a construction loan payable to a bank of $11,491,000 at the time of purchase. The construction loan was repaid upon completion of construction during fiscal 1988 from the proceeds of the Partnership's capital contribution. At March 31, 1994, the property was encumbered by a $4,500,000 nonrecourse zero coupon loan, and the related accrued interest of $3,805,000, which was scheduled to mature in June of 1994, at which time a total payment of approximately $8,645,000 was due. During fiscal 1995, this loan was repaid with the proceeds of a new $4,920,000 loan and a capital contribution from the Partnership of $3,869,000 (see Note 6).

      In accordance with the joint venture agreement, upon the completion of construction of the operating property the co-venturer received, as a capital withdrawal, 10% of certain development costs incurred, as defined in the joint venture agreement.

      Net cash flow from operations of the joint venture is to be distributed quarterly in the following order of priority: 1) the Partnership and the co-venturer will each be repaid accrued interest and principal, in that order, on any optional loans (as described below) they made to the joint venture; 2) the Partnership will receive a cumulative annual preferred return of 10% per annum on the Partnership's Investment; and 3) any remaining net cash flow will be distributed 85% to the Partnership and 15% to the co-venturer. The cumulative unfunded amount relating to the Partnership's preferential return is $4,570,000 at December 31, 1997.

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

      The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on July 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1998, 1996 and 1995.

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

b.  Lake Sammamish Limited Partnership
 -------------------------------------

      The Partnership acquired an interest in Lake Sammamish Limited Partnership (the "Joint Venture"), a Texas limited partnership organized on October 1, 1986 in accordance with a joint venture agreement between the Partnership, Crow-Western #504-Lake Sammamish Limited Partnership ("Crow") and Trammell S. Crow (the "Limited Partner") to own and operate Chandler's Reach Apartments (the "Property"). The Property is situated on 8.5 acres of land and consists of 166 units with approximately 135,110 net rentable square feet in eleven two-and three-story buildings. The property, which was 91% occupied as of March 31, 1998, is located in Redmond, Washington.

      The aggregate cash investment (including a note receivable of $4,000,000) in the joint venture by the Partnership was $10,541,000 (including an acquisition fee of $340,000 paid to the Adviser). At March 31, 1998, the property was encumbered by a loan with a principal amount of $3,445,000 (see
Note 6).

      Net cash flow (as defined) is to be distributed quarterly in the following order of priority: First, the Partnership and Crow will each be repaid accrued interest and principal, in that order, on any optional loans. Second, the Partnership will receive a cumulative annual preferred return of 10% per annum of its Investment. Third, to the extent of available net cash flow prior to the end of the Guaranty Period, the Partnership will receive a distribution equal to $350,000. Fourth, any remaining net cash flow will be distributed 75% to the Partnership and 25% to Crow and the Limited Partnership (subject to "Adjustment" as defined below). The preference payable to the Partnership pursuant to the second clause above will be reduced by any amounts distributed as a return on capital and in proportion to the amount distributed as a return of capital through sale or refinancing. The cumulative amount of the preference return due to the Partnership at December 31, 1997 was approximately $2,402,000.

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

      The joint venture has a note payable to the Partnership in the amount of $4,000,000 which bears interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note is now unsecured. All unpaid principal and interest on the note is due on October 1, 2011. Interest expense on the note, which is payable on a quarterly basis, amounted to $400,000 for each of the years ended March 31, 1998, 1997 and 1996.

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

      c.  Framingham - 1881 Associates
      --------------------------------

     The Partnership acquired an interest in Framingham - 1881 Associates (the "joint venture"), a Massachusetts general partnership on December 12, 1986 in accordance with a joint venture agreement between the Partnership, Furrose
Associates Limited Partnership, and Spaulding and Slye Company, to own and operate the 1881 Worcester Road office building (the "Property"). Prior to the Partnership's acquisition, Furrose Associates Limited Partnership and Spaulding & Slye Company had formed an existing Partnership. They each had sold a portion of their interest to the Partnership and hereafter will be referred to as "the Selling Partners". The Property consists of 64,189 net rentable square feet in one two-story building. The Property, which was 100% leased as of March 31, 1998, is located in Framingham, Massachusetts. During fiscal 1998, the Partnership became aware of potential contamination on the 1881 Worcester Road property as a result of a leak in an underground storage tank of an adjacent gas station. The Partnership received an indemnification from the former gas station operator against any loss, cost or damage resulting from the failure to remediate the contamination. The extent of the contamination and its ultimate impact on the operations and market value of the 1881 Worcester Road property cannot be determined at this time.

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

      The joint venture agreement provides that net cash flow (as defined), to the extent available, will generally be distributed monthly in the following order of priority: First, beginning December 31, 1989 the Partnership and the Selling Partners will each be paid accrued interest on any advances they made to the Partnership. Second, the Partnership will receive a cumulative annual preferred return of 9.5% per annum on its Net Investment for the first five years after the Closing Date and 9.75% per annum on its Net Investment thereafter. Third, the Partnership and the Selling Partners will be paid accrued interest on advances from net cash flow generated through November 30, 1989. Fourth, the Selling Partners will receive an amount equal to Mandatory Contributions. Fifth, the Selling Partners will receive a preferred return on Mandatory Contributions made in year 2 and year 3, if any, of 9.5% per annum through November 30, 1991 and 9.75% per annum thereafter. Sixth, payment will be made to the Capital Reserve, as defined in the joint venture agreement. Seventh, remaining net cash flow will be distributed 70% to the Partnership and 30% to the Selling Partners. The amount of the preference payable to the Partnership pursuant to the second clause above is calculated as a percentage of capital remaining after any amounts are distributed as a return on capital and by any amounts distributed as a return of capital through sale or refinancing. The cumulative unpaid preference return payable to the Partnership at December 31, 1997 was $5,064,000.

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

      d.  Chicago - 625 Partnership
      -----------------------------

      The Partnership acquired an interest in Chicago - 625 Partnership (the "joint venture"), an Illinois general partnership organized on December 16, 1986 in accordance with a joint venture agreement between the Partnership, an affiliate of the Partnership and Michigan-Ontario Limited, an Illinois limited partnership and affiliate of Golub & Company (the "co-venturer"), to own and operate 625 North Michigan Avenue Office Tower (the "property"). The property is a 27-story commercial office tower containing an aggregate of 324,829 square feet of leasable space on approximately .38 acres of land. The property, which was 88% leased as of March 31, 1998, is located in Chicago, Illinois.

      The aggregate cash investment made by the Partnership for its current interest was $17,278,000 (including an acquisition fee of $383,000 paid to the Adviser). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners Two Limited Partnership (PWEP2), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP2's aggregate cash investment for its current interest was $26,010,000 (including an acquisition fee of $1,316,000 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP2 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP2. The Partnership had made Leasing Expense Contributions totalling approximately $2,499,000 through December 31, 1997.

      During   calendar   1995,   circumstances   indicated   that  Chicago  625
Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the venture reassessed its depreciation policy and commenced recording an additional annual depreciation charge of $350,000 in calendar 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. The Partnership's share of such amount is reflected in the Partnership's share of unconsolidated ventures' losses. Such an annual charge was also recorded in calendar 1996 and 1997 and will continue to be recorded in future periods.

      The joint venture agreement provides for aggregate distributions of cash flow and sale or refinancing proceeds to the Partnership and PWEP2 (collectively, the "PWEP Partners"). These amounts are then distributed to the Partnership and PWEP2 based on their respective cash investments in the joint venture exclusive of acquisition fees (approximately 41% to the Partnership and 59% to PWEP2).

      Net cash flow, as defined, is to be distributed, within 15 days after the end of each calendar month, in the following order of priority: First, to the PWEP Partners until the PWEP Partners have received an amount equal to one-twelfth of the lesser of $3,722,000 or 9% of the PWEP net investment, as defined, for the month ("PWEP Preference Return") plus any amount of PWEP Preference Return not theretofore paid in respect to that fiscal year for which such distribution is made. Second, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Third, to the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Fourth, 70% to the PWEP Partners and 30% to Michigan-Ontario. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $6,004,000 at December 31, 1997.

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

6.  Mortgage Notes Payable
 -------------------------

      Mortgage notes payable on the Partnership's consolidated balance sheets at March 31, 1998 and 1997 consist of the following (in thousands):

                                                       1998          1997
                                                       ----          ----
     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property  (see  discussion  below).
     Monthly payments including interest
     of $55  are due  beginning  July 1,
     1994  through  maturity  on May 31,
     1999.  The  terms of the note  were
     modified  effective  May 31,  1994.
     The fair value of the mortgage note
     payable  approximated  its carrying
     value at March 31, 1998 and 1997.               $ 6,188    $ 6,279

     8.39%  nonrecourse  note payable to
     an  insurance  company,   which  is
     secured   by   the   Crystal   Tree
     Commerce      Center      operating
     investment property (see discussion
     below).  Monthly payments including
     interest  of $28 are due  beginning
     November 15, 1994 through  maturity
     on  September  19,  2001.  The fair
     value of the mortgage  note payable
     approximated  its carrying value at
     March  31,  1998  and  1997.                     3,318       3,370

     Nonrecourse   note  payable  to  an
     insurance company, which is secured
     by  the  Warner/RedHill   operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of   August   1,   2003.                        5,214             -
                                                  --------      --------
                                                  $ 14,720      $  9,649
                                                  ========      ========

      The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  1999               $   295
                  2000                 6,293
                  2001                   214
                  2002                 3,283
                  2003                   156
`                 Thereafter           4,479
                                     -------
                                     $14,720
                                     =======

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

7.  Bonds Payable
-----------------

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

      Future scheduled principal payments on bond assessments are as follows (in thousands):

            Year ending December 31,

                  1998             $      73
                  1999                    78
                  2000                    84
                  2001                    91
`                 2002                    97
                  Thereafter             997
                                   ---------
                                   $   1,420
                                   =========

8.  Rental Revenues
-------------------

      The Crystal Tree, Sunol Center and Warner/RedHill operating investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Approximate minimum future rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

           Year ending December 31,    Amount

                  1998              $  3,959
                  1999                 3,569
                  2000                 3,117
                  2001                 2,671
                  2002                 1,336
                                    --------
                                    $ 14,652
                                    ========

9.  Subsequent Events
---------------------

      On May 15, 1998, the Partnership paid distributions to the Limited and General Partners in the amounts of $500,000 and $5,000, respectively, for the quarter ended March 31, 1998.


Schedule III - Real Estate and Accumulated Depreciation
                                      PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           March 31, 1998
                                                           (In thousands)
                                               Cost
                                             Capitalized
                                             (Removed)                                                                 Life on Which
                          Initial Cost to    Subsequent to                                                             Depreciation
                           Partnership/      Acquisition   Gross Amount at Which Carried at                            in Latest
                           Venture           Land                   End of Year                                        Income
                               Buildings &   Buildings &       Buildings &          Accumulated  Date of      Date     Statement
 Description Encumbrances Land Improvements  Improvements Land Improvements  Total  Depreciation Construction Acquired is Computed
 ----------- ------------ ---- ------------  ------------ ---- ------------  -----  ------------ ------------ -------- -----------

Shopping Center
North Palm Beach,
  FL           $ 3,318    $3,217  $15,598   $(1,872)      $2,444  $14,499    $16,943   $ 6,391      1983       10/23/85    5-27 yrs.

Office Building
Pleasanton, CA   1,420     2,318   15,429    (2,295)       1,518   13,934     15,452     5,739      1985       8/15/86     30 years

Office Building
Tustin, CA       5,214     3,124    9,126    (6,736)       1,256    4,258      5,514     3,001      1984       12/18/85    35 years
              --------    ------  -------  --------       ------  -------     ------   --------
              $ 9,952     $8,659  $40,153  $(10,903)      $5,218  $32,691     $37,909  $15,131
             ========     ======  =======  ========       ======  =======     =======  =======
Notes
(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal income tax  purposes  is  approximately  $47,017.
(B) For  financial  reporting purposes,  the initial cost of the  operating  investment  properties  have been reduced by payments from former joint venture partners related to a guaranty to pay the Partnership a certain Preference Return.
(C) See Notes 6 and 7 to the financial statements for a description of the terms of the debt encumbering the properties.
(D) Reconciliation of real estate owned:
                                                            1998         1997       1996
                                                            ----         ----       ----

       Balance at beginning of period                       $32,284     $31,733     $29,731
       Consolidation of Warner/Red Hill joint venture         5,409       -           -
       Increase due to additions                                216         551       2,002
                                                            -------     -------     -------
       Balance at end of period                             $37,909     $32,284     $31,733
                                                            =======     =======     =======

(E) Reconciliation of accumulated depreciation:

       Balance at beginning of period                       $10,823     $ 9,499     $ 8,222
       Consolidation of Warner/Red Hill joint venture         2,844           -           -
       Depreciation expense                                   1,464       1,324       1,277
                                                            -------     -------     -------
       Balance at end of period                             $15,131     $10,823     $ 9,499
                                                            =======     =======     =======


                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying combined balance sheet of the 1997 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1997, and the related combined statements of operations and changes in venturers' capital, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the 1997 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1997, and the combined results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                     /S/ ERNST & YOUNG LLP
                                     ---------------------
                                     ERNST & YOUNG LLP





Boston, Massachusetts
March 27, 1998

                         1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                                December 31, 1997
                                 (In thousands)

                                     ASSETS
                                                             1997
                                                             ----
Current assets:
   Cash and cash equivalents                           $       323
   Accounts receivable                                         772
   Other current assets                                          9
                                                       -----------
        Total current assets                                 1,104

Operating investment properties:
   Land                                                     15,762
   Building, improvements and equipment                     61,008
                                                            76,770
   Less accumulated depreciation                           (24,814)
                                                       -----------
                                                            51,956

Escrowed cash                                                  979
Long-term rents receivable                                   1,319
Due from partners                                              269
Deferred expenses, net of accumulated
   amortization of $1,512                                    1,281
Other assets                                                    65
                                                       -----------
                                                       $    56,973
                                                       ===========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                  $        136
   Accounts payable and accrued liabilities                    351
   Accounts payable - affiliates                               159
   Real estate taxes payable                                 1,975
   Distributions payable to venturers                          204
   Other current liabilities                                   127
                                                      ------------
        Total current liabilities                            2,952

Tenant security deposits                                       295
Notes payable to venturers                                   8,000
Long-term debt                                               8,020
Venturers' capital                                          37,706
                                                      ------------
                                                      $     56,973
                                                      ============






                             See accompanying notes.

                         1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

       COMBINED STATEMENT OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
                      For the year ended December 31, 1997
                                 (In thousands)

                                                        1997
                                                        ----

Revenues:
   Rental income and expense recoveries            $  10,194
   Interest income                                        25
   Other income                                          492
                                                   ---------
                                                      10,711
Expenses:
   Depreciation expense                                2,716
   Real estate taxes                                   2,290
   Interest expense                                      730
   Interest expense payable to partner                   800
   Property operating expenses                         1,159
   Repairs and maintenance                             1,371
   Utilities                                             619
   Management fees                                       391
   Salaries and related expenses                         381
   Amortization expense                                  237
   Insurance                                              70
                                                  ----------
       Total expenses                                 10,764

Net loss                                                 (53)

Contributions from venturers                           2,093

Distributions to venturers                            (2,836)

Venturers' capital, beginning of year                 38,502
                                                  ----------

Venturers' capital, end of year                   $   37,706
                                                  ==========















                             See accompanying notes.

                         1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOWS
                      For the year ended December 31, 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1997
                                                         ----

Cash flows from operating activities:
  Net loss                                           $   (53)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                       2,953
   Amortization of deferred financing costs               19
   Changes in assets and liabilities:
     Accounts receivable                                  87
     Escrowed cash                                        35
     Long-term rents receivable                           49
     Deferred expenses                                  (324)
     Other assets                                       (230)
     Accounts payable and accrued liabilities            233
     Real estate taxes payable                           120
     Other current liabilities                           (24)
     Tenant security deposits                              9
                                                     -------
        Total adjustments                              2,927
                                                     -------
        Net cash provided by operating activities      2,874

Cash flows from investing activities:
  Additions to operating investment properties        (2,219)

Cash flows from financing activities:
  Repayment of long-term debt                           (125)
  Contributions from venturers                         2,093
  Distributions to venturers                          (2,836)
                                                     -------
        Net cash used in financing activities           (868)
                                                     -------

Net decrease in cash and cash equivalents               (213)
Cash and cash equivalents, beginning of year             536
                                                     -------
Cash and cash equivalents, end of year               $   323
                                                     =======

Cash paid during the year for interest               $ 1,452
                                                     =======










                             See accompanying notes.

                         1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


1.  Organization
    ------------

      The accompanying financial statements of the 1997 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership (Combined Joint Ventures) include the accounts of Crow PaineWebber LaJolla, Ltd. (Crow PaineWebber), a Texas limited partnership; Lake Sammamish Limited Partnership (Lake Sammamish), a Texas limited partnership; Framingham - 1881 Associates (1881 Worcester Road), a Massachusetts general Partnership; and Chicago-625 Partnership (Chicago-625), an Illinois limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the joint ventures and PaineWebber Equity Partners One Limited Partnership (PWEP1).

      The dates of PWEP1's acquisition of interests in the joint ventures are as follows:

                                                           Date of Acquisition
                     Joint Venture                            of Interest
                     -------------                         -------------------

            Crow PaineWebber LaJolla, Ltd.                 July 1, 1986
            Lake Sammamish Limited Partnership             October 1, 1986
            Framingham 1881 - Associates                   December 12, 1986
            Chicago-625 Partnership                        December 16, 1986

2.  Summary of significant accounting policies
    ------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and revenues and expenses for the year then ended. Actual results could differ from the estimates and assumptions used.

      Operating investment properties
      -------------------------------

      Effective for 1995 for Chicago-625 Partnership and effective for 1994 Framingham 1881 - Associates, these ventures elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The remaining joint ventures adopted SFAS 121 during 1996.

      One of the Joint Ventures was acquired prior to the completion of construction. Interest costs and property taxes incurred during the construction period were capitalized. Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful lives of the operating investment properties, generally five years for the equipment and fixtures and forty years for the buildings and improvements. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture reassessed its depreciation policy and commenced recording an additional annual depreciation charge of $350,000 in 1995 to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition. Such an annual charge was also recorded in 1996 and 1997 and will continue to be recorded in future periods.

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

      Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                              1998         $   6,225
                              1999             5,976
                              2000             5,735
                              2001             3,879
                              2002             2,897
                              Thereafter       4,097
                                           ---------
                                           $  28,809
                                           =========

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

      Fair value of financial instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and escrowed cash approximate their respective fair values at December 31, 1997 due to the short-term maturities of such instruments. It is not practicable for management to estimate the fair value of the notes payable to venturers without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see Note 6).

3.  Joint Ventures
    --------------

      See Note 5 to the financial statements of PWEP1 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

      a.  Crow PaineWebber LaJolla, Ltd.
          -----------------------------

      The joint venture constructed and operates the Monterra Apartments consisting of garden-style apartments and includes 180 one- and two-bedroom units totalling approximately 136,000 square feet in LaJolla, California.

      b.  Lake Sammamish Limited Partnership
          ----------------------------------

      The joint venture owns and operates the Chandler's Reach Apartments consisting of 166 units with approximately 135,110 net rentable square feet in eleven two- and three-story buildings located in Redmond, Washington.

      c.  Framingham - 1881 Associates
          ----------------------------

     The joint venture owns and operates the 1881 Worcester Road office building consisting of 64,189 net rentable square feet in one two-story building located in Framingham, Massachusetts. During 1997, the joint venture became aware of potential contamination on the 1881 Worcester Road property as a result of a leak in an underground storage tank of an adjacent gas station. The joint venture received an indemnification from the former gas station operator against any loss, cost or damage resulting from the failure to remediate the contamination. The extent of the contamination and its ultimate impact on the operations and market value of the 1881 Worcester Road property cannot be determined at this time.

      d.  Chicago - 625 Partnership
          -------------------------

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

4.  Related Party Transactions
    --------------------------

      The joint ventures entered into management contracts with affiliates of the co-venturers which are cancelable at the option of PWEP1 upon the occurrence of certain events. The management fees generally range from 3% to 5% of gross rents collected.

      The related property manager of the 625 North Michigan property leases space in the property under a lease agreement extending through October 31, 2001. The 1997 revenues include $178,000 relating to this lease.

      Accounts payable - affiliates at December 31, 1997 principally consist of accrued interest on notes payable to venturers, advances from venturers, and management fees and reimbursements payable to the property managers.

      Certain of the Combined Joint Ventures are also required to pay an investor servicing fee to PWEP1 ranging from $2,500 to $10,000 per year.

5.  Notes Payable to Venturers
    --------------------------

      Notes payable to venturers at December 31, 1997 includes an unsecured permanent loan provided by PWEP1 to the Lake Sammamish joint venture in the amount of $4,000,000. Interest-only payments on the permanent loan are at 10% per annum, payable quarterly. Principal is due in October 2011. Notes payable to venturers at December 31, 1997 also includes an unsecured note payable to PWEP1 from Crow PaineWebber LaJolla, Ltd. of $4,000,000. This note bears interest at 10% per annum. Accrued interest is payable quarterly. Principal is due on July 1, 2011. Interest expense on these two notes payable aggregated $800,000 for the year ended December 31, 1997.

6.  Mortgage Notes Payable
    ----------------------

      Mortgage notes payable at December 31, 1997 consists of the following (in thousands):

                                                           1997
                                                           ----

     8.45% nonrecourse loan payable to a
     third party which is secured by the
     Monterra   Apartments.   The   loan
     requires   monthly   principal  and
     interest   payments   of  $40   and
     matures in September 2001. The fair
     value   of   this   mortgage   note
     approximated  its carrying value as
     of December 31, 1997.                                $ 4,711

     8.33% nonrecourse loan payable to a
     third party which is secured by the
     Chandler's  Reach  Apartments.  The
     loan requires monthly principal and
     interest   payments   of  $29   and
     matures in September 2001. The fair
     value   of   this   mortgage   note
     approximated  its carrying value as
     of December 31, 1997.                                  3,445
                                                          -------
                                                            8,156

    Less:  current portion                                   (136)
                                                          -------
                                                          $ 8,020
                                                          =======

    The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  1998           $    136
                  1999                148
                  2000                161
                  2001                175
`                 2002                191
                  Thereafter        7,345
                                 --------
                                 $  8,156
                                 ========

      The repayment of principal and interest on the loans described above is the responsibility of PWEP1, which received the loan proceeds. PWEP1 has indemnified Crow PaineWebber-LaJolla, Ltd. and Lake Sammamish Limited Partnership from all liabilities, claims and expenses associated with any defaults by PWEP1 in connection with these borrowings.

7.  Encumbrances
    ------------

      Under the terms of the joint venture agreements, PWEP1 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. As of December 31, 1997, PWEP1 (together with an affiliated partnership) had borrowed funds, originally in the form of a zero coupon loan, using the 625 North Michigan property as collateral pursuant to this arrangement. This obligation is a direct obligation of PWEP1 and its affiliated partnership and, therefore, is not reflected in the accompanying financial statements. The zero coupon loan secured by the 625 North Michigan Office Building had required that if the loan ratio, as defined, exceeded 80%, then PWEP1, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed PWEP1 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, PWEP1 and its affiliated partnership  submitted  an  appraisal  which  demonstrated  that the loan  ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether PWEP1 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The terms of the agreement extended the maturity date of the loan to May 1999. The new principal balance of the loan, after a principal paydown of $1,353,000, which was funded by PWEP1 and its affiliated partnership in the ratios of 41% and 59%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. At December 31, 1997, the aggregate indebtedness of EP1 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,644,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from PWEP1 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheet.


Schedule III - Real Estate and Accumulated Depreciation

                                            1997 COMBINED JOINT VENTURES OF
                                  PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1997
                                                     (In thousands)

                                                 Cost
                                                Capitalized                                                            Life on Which
                                               (Removed)                                                                Depreciation
                              Initial Cost to  Subsequent to  Gross Amount at Which Carried at                          in Latest
                               Venture          Acquisition         End of Year                                         Income
                                  Buildings &   Buildings &       Buildings &        Accumulated  Date of      Date     Statement
 Description   Encumbrances  Land Improvements  Improvements Land Improvements Total Depreciation Construction Acquired is Computed
------------   ------------  ---- -----------   ------------ ---- ------------ ----- ------------ ------------ -------- -----------

Office Building
 Chicago, IL      $15,644    $ 8,112   $35,683   $7,784      $ 8,112  $43,467  $ 51,579  $17,693    1968       12/16/86  5-17 yrs.

Apartment Complex
 LaJolla, CA        4,711      4,615     7,219      867        4,615    8,086    12,701    3,039    1987       7/1/86    30 yrs.

Apartment Complex
 Redmond, WA        3,445      2,362     6,163      143        2,362    6,306     8,668    2,672    1987       10/1/86   5-27.5 yrs.

Office Building
 Framingham, MA         -      1,317     5,510   (3,005)         673    3,149     3,822    1,410    1987       12/12/86  5-40 yrs.
                  -------    -------   -------  -------      -------  -------  --------  -------
                  $23,800    $16,406   $54,575  $ 5,789      $15,762  $61,008  $ 76,770  $24,814
                  =======    =======   =======  =======      =======  =======  ========  =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal income  tax  purposes  is  approximately  $68,337

(B) See Notes 6 and 7 to the Combined  Financial  Statements  for a  description  of the  terms  of the  debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                      1997
                                                      ----

      Balance at beginning of period               $ 74,551
      Increase due to additions                       2,219
                                                   --------
      Balance at end of period                     $ 76,770
                                                   ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period               $ 22,098
      Depreciation expense                            2,716
                                                   --------
      Balance at end of period                     $ 24,814
                                                   ========

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying combined balance sheets of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1996 and 1995, and the related combined statements of operations and changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Warner/Red Hill Associates as of December 31, 1994 and for the year then ended, which statements reflect 9% of the combined revenues of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Warner/Red Hill Associates for the year ended December 31, 1994, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                     /s/ ERNST & YOUNG LLP
                                     ---------------------
                                     ERNST & YOUNG LLP





Boston, Massachusetts
February 8, 1997

                       KPMG Peat Marwick LLP [letterhead]


                          INDEPENDENT AUDITORS' REPORT



The Partners
Warner/Redhill Associates:

     We have audited the statements of operations, changes in partners' capital (deficit) and cash flows of Warner/Redhill Associates (a California general partnership) for the year ended December 31, 1994. These financial statements are the responsibility of management of Warner/Redhill Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Warner/Redhill Associates for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

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





                              /s/ KPMG PEAT MARWICK
                              ---------------------
                              KPMG PEAT MARWICK


Los Angeles, California
February 1, 1995, except
for the paragraph entitled
Operating Investment Property in
Note 2 to the financial statements,
which is as of July 7, 1995

                    1996 AND 1995 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)

                                     ASSETS

                                                       1996           1995
                                                       ----           ----
Current assets:
   Cash and cash equivalents                         $     828     $      861
   Accounts receivable, less allowance for
     doubtful accounts of $321 ($321 in 1995)              813            888
   Other current assets                                      4              3
                                                     ---------     ----------
             Total current assets                        1,645          1,752

Operating investment properties:
   Land                                                 17,189         17,189
   Building, improvements and equipment                 63,513         63,578
                                                     ---------     ----------
                                                        80,702         80,767
   Less accumulated depreciation                       (24,942)       (23,090)
                                                     ---------     ----------
                                                        55,760         57,677

Escrowed cash                                            1,014          1,024
Long-term rents receivable                               1,367          1,462
Due from partners                                          269            269
Deferred expenses, net of accumulated
   amortization of $1,367 ($1,263 in 1995)               1,294          1,264
Other assets                                                62             63
                                                     ---------     ----------
                                                     $  61,411     $   63,511
                                                     =========     ==========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                 $     260     $      246
   Accounts payable and accrued liabilities              1,082            942
   Accounts payable - affiliates                           101            101
   Real estate taxes payable                             1,855          1,873
   Distributions payable to venturers                    1,970          1,938
   Other current liabilities                               131            107
                                                     ---------     ----------
             Total current liabilities                   5,399          5,207

Tenant security deposits                                   310            291
Notes payable to venturers                               8,000          8,000
Long-term debt                                          13,371         13,631
Venturers' capital                                      34,331         36,382
                                                     ---------     ----------
                                                     $  61,411     $   63,511
                                                     =========     ==========




                             See accompanying notes.

                    1996 AND 1995 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                 COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN
                     VENTURERS' CAPITAL For the years ended
                        December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                1996         1995       1994
                                                ----         ----       ----

Revenues:
   Rental income and expense recoveries     $  10,910    $ 10,691    $ 10,326
   Interest income                                 32          23          23
   Other income                                   329         223         239
                                            ---------    --------    --------
                                               11,271      10,937      10,588
Expenses:
   Losses due to impairment
     of operating investment properties             -           -       9,767
   Depreciation expense                         2,893       2,827       2,735
   Real estate taxes                            2,139       1,980       2,263
   Interest expense                             1,068       1,089         945
   Interest expense payable to partner            800         800         800
   Property operating expenses                  1,151       1,203       1,114
   Repairs and maintenance                      1,201       1,178       1,160
   Utilities                                      756         701         713
   Management fees                                450         440         433
   Salaries and related expenses                  368         333         300
   Amortization expense                           270         353         392
   Insurance                                       74          72          69
   Bad debt expense                                 -           1         318
                                            ---------    --------    --------
       Total expenses                          11,170      10,977      21,009
                                            ---------    --------    --------

Net income (loss)                                 101         (40)    (10,421)

Contributions from venturers                    1,494         441       5,254

Distributions to venturers                     (3,646)     (2,395)     (6,814)

Venturers' capital, beginning of year          36,382      38,376      50,357
                                            ---------    --------    --------

Venturers' capital, end of year             $  34,331    $ 36,382    $ 38,376
                                            =========    ========    ========












                             See accompanying notes.

                    1996 AND 1995 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1996       1995        1994
                                                             ----       ----        ----

Cash flows from operating activities:
  Net income (loss)                                         $   101     $   (40)  $ (10,421)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Increase in deferred interest on long-term debt                -           -         468
   Losses due to impairment
     of operating investment properties                           -           -       9,767
   Depreciation and amortization                              3,163       3,180       3,127
   Amortization of deferred financing costs                      43          40          16
   Bad debts                                                      -           1         318
   Changes in assets and liabilities:
     Accounts receivable                                         75         141          93
     Other current assets                                        (1)          -           1
     Escrowed cash                                               10          43      (1,067)
     Long-term rents receivable                                  95           -         335
     Deferred expenses                                         (312)       (309)       (226)
     Other assets                                                 1          14         (22)
     Accounts payable and accrued liabilities                   140         243          12
     Accounts payable - affiliates                                -        (136)         (2)
     Real estate taxes payable                                  (18)       (233)       (180)
     Other current liabilities                                   24         (45)         58
     Tenant security deposits                                    20          77          12
                                                            -------     -------   ---------
        Total adjustments                                     3,240       3,016      12,710
                                                            -------     -------   ---------
        Net cash provided by operating activities             3,341       2,976       2,289
                                                            -------     -------   ---------

Cash flows from investing activities:
  Additions to operating investment properties                 (976)       (562)     (1,256)
  Purchase/sale of investment securities                          -           -         730
                                                            -------     -------   ---------
        Net cash used in investing activities                  (976)       (562)       (526)
                                                            -------     -------    --------

Cash flows from financing activities:
  Repayment of long-term debt and deferred interest            (246)       (234)     (9,157)
  Deferred financing costs                                        -           -        (269)
  Proceeds of new loans                                           -           -       8,520
  Contributions from venturers                                1,494         441       5,254
  Distributions to venturers                                 (3,646)     (2,198)     (6,601)
                                                            -------     -------   ---------
        Net cash used in financing activities                (2,398)     (1,991)     (2,253)
                                                            -------     -------   ---------

Net (decrease) increase in cash and cash equivalents            (33)        423        (490)
Cash and cash equivalents, beginning of year                    861         438         928
                                                            -------     -------   ---------
Cash and cash equivalents, end of year                      $   828     $   861   $     438
                                                            =======     =======   =========

Cash paid during the year for interest                      $ 1,657     $ 1,670   $   5,562
                                                            =======     =======   =========

Write-off of fully depreciated building
  improvements                                              $ 1,041     $     -   $   1,121
                                                            =======     =======   =========

                             See accompanying notes.

                     1996 AND 1995 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Organization
    -----------

     The accompanying financial statements of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership (Combined Joint Ventures) include the accounts of Warner/Red Hill Associates (Warner/Red Hill), a California general partnership, Crow PaineWebber LaJolla, Ltd. (Crow PaineWebber), a Texas limited partnership; Lake Sammamish Limited Partnership (Lake Sammamish), a Texas limited partnership; Framingham - 1881 Associates (1881 Worcester Road), a Massachusetts general Partnership; and Chicago-625 Partnership (Chicago-625), an Illinois limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the joint ventures and PaineWebber Equity Partners One Limited Partnership (PWEP1).

       The dates of PWEP1's acquisition of interests in the joint ventures are as follows:

                                                           Date of Acquisition
                     Joint Venture                         of Interest
                     -------------                         -------------------

            Warner/Red Hill Associates                     December 18, 1985
            Crow PaineWebber LaJolla, Ltd.                 July 1, 1986
            Lake Sammamish Limited Partnership             October 1, 1986
            Framingham 1881 - Associates                   December 12, 1986
            Chicago-625 Partnership                        December 16, 1986

2.  Summary of significant accounting policies
    ------------------------------------------

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

     Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                              1997         $   5,647
                              1998             5,089
                              1999             4,239
                              2000             4,029
                              2001             2,140
                              Thereafter       2,734
                                           ---------
                                           $  23,878
                                           =========

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

3.  Joint Ventures
    --------------

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

    b.  Crow PaineWebber LaJolla, Ltd.
        -----------------------------

        The joint venture constructed and operates the Monterra Apartments consisting of garden-style apartments and includes 180 one- and two-bedroom units totalling approximately 136,000 square feet in LaJolla, California.

    c.  Lake Sammamish Limited Partnership
        ----------------------------------

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

4.  Losses Due to Impairment Operating Investment Properties
    --------------------------------------------------------

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

5.  Related Party Transactions
    --------------------------

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

6.  Notes Payable to Venturers
    --------------------------

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

7.  Mortgage Notes Payable
    ----------------------

        Mortgage notes payable at December 31, 1996 and 1995 consists of the following (in thousands):

                                                           1996         1995
                                                           ----         ----

     Nonrecourse   note  payable  to  an
     insurance  company which is secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of August 1, 2003.                                $ 5,350        $ 5,481

     8.45% nonrecourse loan payable to a
     third party which is secured by the
     Monterra   Apartments.   The   loan
     requires   monthly   principal  and
     interest   payments   of  $40   and
     matures in  September  2001.                        4,783          4,849

     8.33% nonrecourse loan payable to a
     third party which is secured by the
     Chandler's  Reach  Apartments.  The
     loan requires monthly principal and
     interest   payments   of  $29   and
     matures  in  September   2001  (see
     discussion   below).                                3,498          3,547
                                                       -------        -------
                                                        13,631         13,877

    Less:  current portion                                (260)          (246)
                                                      --------       --------
                                                      $ 13,371       $ 13,631
                                                      ========       ========

        The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  1997              $    260
                  1998                   275
                  1999                   291
                  2000                   308
`                 2001                   327
                  Thereafter          12,170
                                    --------
                                    $ 13,631
                                    ========

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

8.  Encumbrances
    ------------

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



Schedule III - Real Estate and Accumulated Depreciation
                                           1996 AND 1995 COMBINED JOINT VENTURES OF
                                      PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       December 31, 1996
                                                     (In thousands)

                                                 Cost
                                                Capitalized                                                            Life on Which
                                               (Removed)                                                                Depreciation
                              Initial Cost to  Subsequent to  Gross Amount at Which Carried at                          in Latest
                               Venture          Acquisition         End of Year                                         Income
                                  Buildings &   Buildings &       Buildings &        Accumulated  Date of      Date     Statement
 Description   Encumbrances  Land Improvements  Improvements Land Improvements Total Depreciation Construction Acquired is Computed
------------   ------------  ---- -----------   ------------ ---- ------------ ----- ------------ ------------ -------- -----------


COMBINED JOINT VENTURES:

Office Building
 Chicago, IL      $15,868    $  8,112  $35,683   $6,357    $ 8,112  $42,040  $ 50,152    $15,547    1968       12/16/86  5-17 yrs.

Office Building
 Tustin, CA         5,350       3,124    9,126   (6,099)     1,428    4,723     6,151      2,844    1984       12/18/85  35 yrs.

Apartment Complex
 LaJolla, CA        4,783       4,615    7,219      657      4,615    7,876    12,491      2,794    1987       7/1/86    30 yrs.

Apartment Complex
 Redmond, WA        3,498       2,362    6,163       40      2,362    6,203     8,565      2,460    1987       10/1/86   5-27.5 yrs.

Office Building
 Framingham, MA         -       1,317    5,510   (3,484)       672    2,671     3,343      1,297   1987        12/12/86  5-40 yrs.
                  -------     -------  -------  -------    -------  -------  --------    -------
                  $29,499     $19,530  $63,701  $(2,529)   $17,189  $63,513  $ 80,702    $24,942
                  =======     =======  =======  =======    =======  =======  ========    =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is approximately  $80,696.
(B) See Notes 7 and 8 to the Combined  Financial  Statements  for a  description  of the  terms  of the  debt encumbering the properties.

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