Form 10-Q
period 1998-06-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1998-08-12
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

            PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     June 30    March 31
                                                     -------    --------
Operating investment properties:
   Land                                            $   5,218    $  5,218
   Building and improvements                          32,766      32,691
                                                   ---------    --------
                                                      37,984      37,909
   Less accumulated depreciation                     (15,569)    (15,131)
                                                   ---------    --------
                                                      22,415      22,778

Investments in and notes receivable from
   unconsolidated joint ventures, at equity           24,051      24,369
Cash and cash equivalents                              3,888       3,268
Prepaid expenses                                           -          13
Accounts receivable                                      402          69
Accounts receivable - affiliates                         302         308
Deferred rent receivable                                  97         415
Deferred expenses, net                                   697         732
Other assets                                             290         290
                                                   ---------    --------
                                                   $  52,142    $ 52,242
                                                   =========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures            $     226    $     32
Accounts payable and accrued expenses                    490         412
Interest payable                                          58          71
Bonds payable                                          1,420       1,420
Mortgage notes payable                                14,648      14,720
Partners' capital                                     35,300      35,587
                                                   ---------    --------
                                                   $  52,142    $ 52,242
                                                   =========    ========

                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                                   1998        1997
                                                   ----        ----
Revenues:
   Rental income and expense
     reimbursements                             $   1,077     $   758
   Interest and other income                           51          73
                                                ---------     -------
                                                    1,128         831

Expenses:
   Interest expense                                   283         243
   Depreciation and amortization                      481         381
   Property operating expenses                        397         265
   Real estate taxes                                   96          80
   General and administrative                          89          66
   Bad debt expense                                     -          16
                                                ---------     -------
                                                    1,346       1,051
                                                ---------     -------
Operating loss                                       (218)       (220)

Investment income:
   Interest income on notes receivable
     from unconsolidated ventures                     200         200
   Partnership's share of unconsolidated
      ventures' income (losses)                       236         (38)
                                                ---------     -------

Net income (loss)                               $     218     $   (58)
                                                =========     =======

Net income (loss) per Limited
  Partnership Unit                              $    0.11     $ (0.03)
                                                =========     ========


Cash distributions per Limited
  Partnership Unit                              $    0.25     $   0.25
                                                =========     ========

  The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the three months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1997                     $   (950)        $ 38,813
Net loss                                            (1)             (57)
Cash distributions                                  (5)            (500)
                                              --------         --------
Balance at June 30, 1997                      $   (956)        $ 38,256
                                              =========        ========

Balance at March 31, 1998                     $   (973)        $ 36,560
Net income                                           2              216
Cash distributions                                  (5)            (500)
                                              ---------        --------
Balance at June 30, 1998                      $   (976)        $ 36,276
                                              =========        ========






















                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                        1998       1997
                                                        ----       ----
Cash flows from operating activities:
  Net income (loss)                                  $   218     $   (58)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Partnership's share of unconsolidated
     ventures' income (losses)                          (236)         38
   Depreciation and amortization                         481         381
   Amortization of deferred financing costs                5           5
   Changes in assets and liabilities:
     Prepaid expenses                                     13          13
     Accounts receivable                                (333)         97
     Accounts receivable - affiliates                      6         (52)
     Other assets                                         29           -
     Deferred rent receivable                            318           8
     Deferred expenses                                   (42)        (24)
     Accounts payable and accrued expenses                78         148
     Interest payable                                    (13)          -
     Net advances from consolidated ventures             194           -
                                                     -------     -------
      Total adjustments                                  500         614
                                                     -------     -------
      Net cash provided by operating activities          718         556
                                                     -------     -------

Cash flows from investing activities:
  Distributions from unconsolidated joint ventures       650         216
  Additions to operating investment properties           (75)        (12)
  Additional investments in unconsolidated joint
    ventures                                             (96)       (416)
                                                     -------     -------
      Net cash provided by (used in) investing
        activities                                       479        (212)
                                                     -------     -------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable       (72)        (35)
  Distributions to partners                             (505)       (505)
                                                     -------     -------
      Net cash used in financing activities             (577)       (540)
                                                     -------     -------

Net increase (decrease) in cash and cash equivalents     620        (196)

Cash and cash equivalents, beginning of period         3,268       4,325
                                                     -------     -------

Cash and cash equivalents, end of period             $ 3,888     $ 4,129
                                                     =======     =======

Cash paid during the period for interest             $   291     $   238
                                                     =======     =======
                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                Notes to Consolidated Financial Statements
                                   (Unaudited)



1. General
   -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes in the Partnership's Annual Report for the year ended March 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions
   --------------------------

      Accounts receivable - affiliates at June 30, 1998 and March 31, 1998 includes $113,000 and $126,000, respectively, due from one joint venture for interest earned on permanent loans and $174,000 and $167,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both June 30, 1998 and March 31, 1998 also includes $15,000 of expenses paid by the Partnership on behalf of one of the joint ventures during fiscal 1993.

      Included in general and administrative expenses for the three-month periods ended June 30, 1998 and 1997 is $45,000 and $47,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month period ended June 30, 1998 and 1997 is $1,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3. Investments in Unconsolidated Joint Venture Partnerships
   --------------------------------------------------------

      As of June 30, 1998, the Partnership had investments in four unconsolidated joint venture partnerships (five at June 30, 1997) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. As discussed further in Note 4, effective in fiscal 1998 the Partnership assumed control over the affairs of Warner/Red Hill Associates. Accordingly, this venture, which had been accounted for under the equity method in prior years, is presented on a consolidated basis beginning in the fourth quarter of fiscal 1998.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary Of Operations
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)

                                                     1998        1997
                                                     ----        ----

Revenues:
   Rental revenues and expense recoveries         $ 2,791     $ 2,686
   Interest and other income                           40          38
                                                  -------     -------
                                                    2,831       2,724
Expenses:
   Property operating expenses                        817       1,083
   Real estate taxes                                  421         473
   Mortgage interest expense                          175         217
   Interest expense payable to partner                200         200
   Depreciation and amortization                      758         780
                                                  -------     -------
                                                    2,371       2,753
                                                  -------     -------
Net income (loss)                                 $   460     $   (29)
                                                  =======     =======

Net income (loss):
   Partnership's share of combined
      income (loss)                               $   248     $   (26)
   Co-venturers' share of combined
      income (loss)                                   212          (3)
                                                  -------     -------
                                                  $   460     $   (29)
                                                  =======     =======

               Reconciliation of Partnership's Share of Operations
                For the three months ended June 30, 1998 and 1997
                                 (in thousands)

                                                     1998        1997
                                                     ----        ----

   Partnership's share of combined income
     (loss), as shown above                       $    248    $    (26)
   Amortization of excess basis                        (12)        (12)
                                                  --------    --------
   Partnership's share of unconsolidated
     ventures' income (losses)                    $    236    $    (38)
                                                  ========    ========

4. Operating Investment Properties
   -------------------------------

      At June 30, 1998, the Partnership's balance sheet includes three operating investment properties (two at June 30, 1997): the wholly-owned Crystal Tree Commerce Center, the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture, and the Warner/Red Hill Business Center, owned by Warner/Red Hill Associates, a majority-owned and controlled joint venture. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in the fourth quarter of fiscal 1998. Previously the venture was accounted for on the equity method (see Note 3). The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Warner/Red Hill Business Center consists of three two-story office buildings totalling 93,895 net rentable square feet located in Tustin, California. The Partnership reports the operations of Sunol Center Associates and Warner/Red Hill Associates on a three-month lag.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center, the Sunol Center Office Buildings and the
Warner/Red Hill Business Center (fiscal 1999 only) as reported in the Partnership's consolidated statements of operations for the three months ended June 30, 1998 and 1997 (in thousands):

                For the three months ended June 30, 1998 and 1997
                                 (in thousands)

                                                    1998        1997
                                                    ----        ----
     Property operating expenses:
      Insurance                                  $     15    $     13
      Repairs and maintenance                         158          81
      Utilities                                        77          44
      Management fees                                  24          26
      Administrative and other                        123         101
                                                 --------    --------
                                                 $    397    $    265
                                                 ========    ========
5.  Bonds Payable
    -------------

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

6.  Mortgage Notes Payable
    ----------------------

      Mortgage notes payable at June 30, 1998 and March 31, 1998 consist of the following (in thousands):

                                                   June 30        March 31
                                                   -------        --------
     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  Monthly payments,  including
     interest,  of $55 are due beginning
     July 1, 1994  through  maturity  on
     May 31, 1999. In addition, the loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value  at June 30,  1998 and  March
     31, 1998.                                    $ 6,164        $ 6,188

     8.39%  nonrecourse  note payable to
     an  insurance  company,   which  is
     secured   by   the   Crystal   Tree
     Commerce      Center      operating
     investment    property.     Monthly
     payments,  including  interest,  of
     $28 are due beginning  November 15,
     1994 through  maturity on September
     19,  2001.  The  fair  value of the
     mortgage note payable  approximated
     its carrying value at June 30, 1998
     and March 31, 1998.                            3,304          3,318

     Nonrecourse   note  payable  to  an
     insurance  company which is secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of  August  1,  2003.                          5,180          5,214
                                                  -------        -------
                                                  $14,648        $14,720
                                                  =======        =======

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

      In addition to the long-term mortgage debt described above, the Partnership has indemnified Crow/PaineWebber - LaJolla, Ltd. and Lake Sammamish Limited Partnership, along with the related co-venture partners, against all liabilities, claims and expenses associated with certain outstanding secured borrowings of the unconsolidated joint ventures. During September 1994, the Partnership obtained two new nonrecourse, current-pay mortgage loans in the amounts of $3,600,000 secured by the Chandler's Reach Apartments and $4,920,000 secured by the Monterra Apartments. The Chandler's Reach and Monterra nonrecourse loans, which are recorded on the books of the unconsolidated joint ventures, both have terms of seven years and mature in September of 2001. The Chandler's Reach loan bears interest at a rate of 8.33% and requires monthly principal and interest payments of $29,000. This loan will have an outstanding balance of $3,199,000 at maturity. The Monterra loan bears interest at a rate of 8.45% and requires monthly principal and interest payments of $40,000. This loan will have an outstanding balance of approximately $4,380,000 at maturity.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to begin the process of selling the Partnership's operating investment properties. As a result, management is currently focusing on potential disposition strategies for the seven remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 years. The two multi-family apartment properties in which the Partnership has an interest continue to experience strong occupancy levels and increasing rental rates. As discussed further below, marketing efforts for the sale of the Chandler's Reach and Monterra apartment properties commenced during the quarter ended June 30, 1998 and both properties are currently under contract for sale. The operations of the five commercial office and retail properties in the Partnership's portfolio are either stable or improving. As discussed further below, management has begun the process of marketing the Sunol Center property for sale and has tentative plans to market the 1881 Worcester Road property for sale during the second half of calendar 1998. Given the zoning approval recently received at the 625 North Michigan property, as discussed further below, and the recent leasing improvements at the Crystal Tree and Warner/Red Hill properties, the Partnership is also exploring potential sale opportunities for these properties.

      As discussed further in the Annual Report, given the positive performance of the Chandler's Reach property over the past several years and the current strength of the national real estate market for the sale of apartment properties, management had decided to explore potential sale opportunities for Chandler's Reach during fiscal 1999. During the fourth quarter of fiscal 1998, the Partnership and its co-venture partner held extensive discussions concerning marketing strategies and requested broker proposals from national real estate firms with a strong background in selling properties like Chandler's Reach. The Partnership and its co-venture partner reviewed proposals from the broker finalist candidates and completed interviews with them. During the first quarter, the Partnership and its co-venture partner selected a national brokerage firm that is a leading seller of apartment properties in the Seattle area. A marketing package was prepared, and comprehensive sales efforts began in May 1998. As a result of such efforts, several offers to purchase the Chandler's Reach property were received. Subsequent to the quarter end, the Partnership executed a purchase and sale agreement with a prospective third party buyer. The sale transaction remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. As a result, there are no assurances that this sale transaction will be completed.

      The Partnership and its co-venture partner have also been exploring potential opportunities for the sale of the Monterra Apartments. As part of that plan, the Partnership initiated discussions during the fourth quarter of fiscal 1998 with national real estate brokerage firms with a strong background in selling apartment properties. The Partnership solicited marketing proposals from several of these firms. During the first quarter, after reviewing their respective proposals and conducting interviews, the Partnership and its co-venture partner selected a national brokerage firm. Sales materials were prepared, and an extensive marketing campaign began in May 1998. As a result of such efforts, the Partnership received several offers to purchase the Monterra property and negotiated a purchase and sale agreement with one of the prospective third-party buyers subsequent to the quarter end. As with the Chandler's Reach sale, this sale transaction remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. As a result, there are no assurances that the sale transaction will be completed.

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants at June 30, 1998. None of the current leases at Sunol Center were scheduled to expire before October 2001. The overall market remains strong with increasing rental rates and a low vacancy level. The existing rental rates on the leases at Sunol Center are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership would be expected to achieve a materially higher sale price for the Sunol Center property as the existing leases with below-market rental rates approach their expiration dates. The Partnership had been planning to hold the Sunol Center property over the near term in order to capture this expected increase in value. However, during the third quarter of fiscal 1998 management learned that the largest tenant at Sunol Center, which occupies 52% of the property's leasable area, wanted to consolidate its operations at another building in the local market and was interested in negotiating an early termination of their lease agreement. During the quarter ended June 30, 1998, the Partnership reached an agreement with this tenant on a termination plan whereby the tenant will be released from all obligations under their lease effective in May 1999 in return for a payment of $125,000 to the Partnership. This lease termination may provide the Partnership with an opportunity to capture the expected increase in the value of Sunol Center sooner than had been anticipated. In light of this situation, and given the current strength of the local market conditions, management believes that this may be the appropriate time to begin marketing the Sunol property for sale. During the quarter ended June 30, 1998, the Partnership interviewed potential real estate brokers and selected a national real estate firm that is a leading seller of R&D/office properties. A marketing package was subsequently finalized, and comprehensive sales efforts began in June.

      The 64,000 square foot 1881 Worcester Road Office Building was 100% leased as of June 30, 1998, unchanged from the previous quarter. With the property 100% leased to two financially strong tenants and no lease expirations until 2002, management had been developing potential sale strategies for this asset. However, during the current quarter the tenant leasing the entire second floor of the property informed the Partnership that it is consolidating its operations and requested a lease termination which would be effective in the third quarter of calendar year 1998. This tenant's lease does not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement are currently underway. If a lease termination agreement with this tenant is reached, the property's leasing team expects to re-lease this space at a significantly higher rental rate, which could result in a higher sale price for the property. During fiscal 1998, the former operator of a gas station abutting the 1881 Worcester Road property notified the Partnership of a leak in an underground storage tank on the gas station property and of the risk of potential contamination of the Partnership's property. Subsequent to this notification, the Partnership has received an indemnification from the former operator of the gas station against any loss, cost or damage resulting from failure to remediate the contamination. The extent of the contamination and any resulting impact on the future operations and market value of the 1881 Worcester Road property cannot be determined at the present time. Nonetheless, management believes that the uncertainty regarding the lease termination request and the contamination issue could depress the sale price for the property. As a result, the marketing efforts for this property have been delayed. After the re-leasing of the second floor and resolution of the ground water contamination issue, this property is expected to be marketed for sale later in calendar year 1998.

      The Warner/Red Hill Business Center was 98% leased and 84% occupied as of June 30, 1998, up from 74% leased and occupied at the end of the prior quarter. During the third quarter of fiscal 1998, a tenant occupying 13,160 square feet declared bankruptcy and moved from the building in January 1998. During the quarter ended June 30, 1998, the Partnership signed a lease with a replacement tenant for the entire 13,160 square foot space. This tenant is expected to take occupancy next quarter. Also, leases were signed with two other new tenants that moved into their space during the quarter. These tenants occupy a total of 7,530 square feet. In addition, lease expansions were signed with 2 tenants that increased their space by a total of 2,936 square feet. Over the next 12 months, leases with 6 tenants occupying 30,371 square feet will expire. The property's leasing team expects that 4 of these tenants occupying 27,897 square feet will renew at higher rental rates, and that the remaining space will be leased to new tenants. Local rental rates for office space continue to experience modest increases due to the lack of speculative office construction in the local market and the continued demand for office space. The property's leasing team is cautiously optimistic that the general market conditions will continue to improve throughout calendar 1998. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in the fourth quarter of fiscal 1998. Previously the venture had been accounted for on the equity method.

      The 625 North Michigan Office Building in Chicago, Illinois, was 95% leased and 87% occupied at June 30, 1998, compared to 88% leased and occupied at the end of the prior quarter. As discussed further in the Annual Report, the property's leasing team had been negotiating a lease with a prospective new tenant which would occupy approximately 22,000 square feet of space. During the quarter ended June 30, 1998, a lease was signed with this prospective tenant for 24,276 square feet. The space is now being renovated in preparation for the tenant's expected occupancy in September 1998. In addition, subsequent to the quarter-end a lease was signed with an existing tenant that occupies approximately 8,000 square feet. This tenant will relocate and expand into a total of 10,200 square feet. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the City. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significant positive effect on the market value of the 625 North Michigan property. During the quarter ended June 30, 1998, preliminary approval was received from the City to enclose the arcade sections of the first floor of the 625 North Michigan building, which opens the way for this potential retail development. Formal approval is expected to be received at the September meeting of the City Council. Now that this preliminary approval has been obtained, the Partnership is exploring potential sale opportunities for this property.

      The Crystal Tree Commerce Center in North Palm Beach, Florida remained 100% leased and occupied for the quarter ended June 30, 1998. During the quarter, seven tenants occupying a total of 9,197 square feet renewed their leases. One tenant occupying 1,659 square feet moved from the Center and the space was leased to a new tenant. Over the next twelve months, leases with 9 tenants occupying 8,013 square feet will expire. All 9 tenants are expected to renew their leases. Rental rates and occupancy levels in the local market are continuing to increase gradually. However, rents are not expected to rise to a level over the near term that would justify new construction. Management is continuing to position Crystal Tree Commerce Center for a possible sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. Currently, 53% of the leases at the property are on a triple-net basis. Consequently, at this time the property owner is responsible for the tenant's portion of operating expenses above a base amount for a total of 47% of the leases. Because most new leases in the local market are on a triple-net basis, this conversion is expected to increase interest from prospective buyers of the property and result in a higher sale price.

      At June 30, 1998, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,888,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      There was a $276,000 favorable change in the Partnership's net operating results for the three months ended June 30, 1998 when compared to the same period in the prior year. This favorable change in the Partnership's net operating  results  was  mainly  due  to a  $274,000  favorable  change  in  the
Partnership's   share  of   unconsolidated   ventures'  income   (losses).   The
Partnership's share of unconsolidated ventures' income (losses) changed primarily as a result of favorable changes in the net operating results of the Monterra, Chandler's Reach, 1881 Worcester Road and 625 North Michigan joint ventures. The favorable changes in the net operating results of the Monterra and Chandler's Reach joint ventures were mainly due to an increase in average rental rates during the current three-month period as a result of the strong local apartment markets, along with reductions in certain administrative expenses. The favorable changes in net operating results at 1881 Worcester Road and 625 North Michigan were primarily due to increases in average occupancy at both of the properties. The favorable change in net operating results at 625 North Michigan was also due to a decrease in operating expenses of $142,000. Operating expenses decreased at 625 North Michigan due to a $69,000 reduction in repairs and maintenance expenses and a $58,000 decline in real estate taxes.

      The increase in the Partnership's share of income from the four joint ventures discussed above was partially offset by the Partnership's share of income realized from Warner/Red Hill Associates during fiscal 1998. As discussed above, the operating results of Warner/Red Hill are presented on a consolidated basis in the Partnership's financial statements for the current period. In the prior period, the Partnership's share of the net operating results of Warner/Red Hill Associates was included in the Partnership's share of unconsolidated ventures' losses.

      The Partnership's operating loss decreased by $2,000 for the three months ended June 30, 1998 when compared to the same period in the prior year. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center and Warner/Red Hill (fiscal 1999 only) joint ventures, decreased mainly due to the inclusion of the operating results of the Warner/Red Hill joint venture during the current period, as explained above. Warner/Red Hill had net income of $44,000 during the current three-month period. In addition, net income increased at the Sunol Center joint venture primarily due to an increase in tenant reimbursements. The increases in net income from the consolidated Warner/Red Hill and Sunol Center joint ventures were offset by an increase in deprecation expense on the wholly-owned Crystal Tree Commerce Center, a decrease in interest income earned on the Partnership's cash and cash equivalents and an increase in general and administrative expenses. Depreciation expense on the Crystal Tree property increased for the current period as a result of a reassessment of the Partnership's depreciation policy based on a re-evaluation of the Partnership's anticipated remaining holding period for this asset. Interest income earned on the Partnership's cash reserves decreased by $16,000 due to a decline in the average amount of cash and cash equivalents. General and administrative expenses increased by $22,000 mainly due to an increase in certain required legal expenses.

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



Dated:  August 11, 1998