Form 10-Q
period 1998-09-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1998-11-10
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1998

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

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                September 30   March 31
                                                ------------   --------
Operating investment properties:
   Land                                          $   5,218     $  5,218
   Building and improvements                        32,817       32,691
                                                 ---------     --------
                                                    38,035       37,909
   Less accumulated depreciation                   (16,013)     (15,131)
                                                 ---------     --------
                                                    22,022       22,778

Investments in and notes receivable from
   unconsolidated joint ventures, at equity         23,787       24,369
Cash and cash equivalents                            4,408        3,118
Restricted cash                                        126          150
Prepaid expenses                                         -           13
Accounts receivable                                    387           69
Accounts receivable - affiliates                       194          308
Deferred rent receivable                                97          415
Deferred expenses, net                                 732          732
Other assets                                           290          290
                                                 ---------     --------
                                                 $  52,043     $ 52,242
                                                 =========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures          $     162     $     32
Accounts payable and accrued expenses                  703          412
Interest payable                                       130           71
Bonds payable                                        1,385        1,420
Mortgage notes payable                              14,574       14,720
Partners' capital                                   35,089       35,587
                                                 ---------     --------
                                                 $  52,043     $ 52,242
                                                 =========     ========





                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                Three Months Ended      Six  Months Ended
                                   September 30,          September 30,
                                ------------------      -----------------
                                   1998      1997         1998     1997
                                   ----      ----         ----     ----
Revenues:
   Rental income and expense
     reimbursements               $ 1,035  $   754      $ 2,112  $ 1,512
   Interest and other income           63       60          114      133
                                  -------  -------      -------   ------
                                    1,098      814        2,226    1,645

Expenses:
   Interest expense                   283      242          566      485
   Depreciation and amortization      486      322          967      703
   Property operating expenses        333      291          730      556
   Real estate taxes                   64       79          160      159
   General and administrative         119      174          208      240
   Bad debt expense                     -        -            -       16
                                  -------  -------      -------   ------
                                    1,285    1,108        2,631    2,159
                                  -------  -------      -------   ------
Operating loss                       (187)    (294)        (405)    (514)

Investment income:
   Interest income on notes
     receivable from
     unconsolidated ventures          200      200          400      400
   Partnership's share of
     unconsolidated ventures'
     income                           281       65          517       27
                                  -------  -------      -------   ------

Net income (loss)                 $   294  $   (29)     $   512   $  (87)
                                  =======  =======      =======   ======

Net income (loss) per Limited
  Partnership Unit                $  0.14  $ (0.01)     $  0.25   $(0.04)
                                  =======  =======      =======   ======

Cash distributions per Limited
  Partnership Unit                $  0.25  $  0.25      $  0.50   $ 0.50
                                  =======  =======      =======   ======

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.
                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1997                     $   (950)        $ 38,813
Net loss                                            (1)             (86)
Cash distributions                                 (10)          (1,000)
                                              --------         --------
Balance at September 30, 1997                 $   (961)        $ 37,727
                                              =========        ========

Balance at March 31, 1998                     $   (973)        $ 36,560
Net income                                           5              507
Cash distributions                                 (10)          (1,000)
                                              --------         --------
Balance at September 30, 1998                 $   (978)        $ 36,067
                                              ========         ========























                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                               1998       1997
                                                               ----       ----
Cash flows from operating activities:
  Net income (loss)                                         $    512     $  (87)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Partnership's share of unconsolidated ventures' income       (517)       (27)
   Depreciation and amortization                                 967        703
   Amortization of deferred financing costs                       10         10
   Changes in assets and liabilities:
     Prepaid expenses                                             13         13
     Accounts receivable                                        (318)        87
     Accounts receivable - affiliates                            114        (12)
     Deferred rent receivable                                    318         17
     Deferred expenses                                           (95)       (85)
     Accounts payable and accrued expenses                        291       186
     Interest payable                                              59         -
     Net advances from consolidated ventures                      130         -
                                                            ---------    ------
      Total adjustments                                           972       892
                                                            ---------    ------
      Net cash provided by operating activities                 1,484       805
                                                            ---------    ------

Cash flows from investing activities:
  Distributions from unconsolidated joint ventures              1,476       554
  Additions to operating investment properties                   (126)        -
  Net withdrawals from restricted cash                             24         -
  Additional investments in unconsolidated joint ventures        (377)     (660)
                                                            ---------    ------
      Net cash provided by (used in) investing activities         997      (106)
                                                            ---------    ------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable               (146)      (70)
  Repayment of district bond assessments                          (35)      (31)
  Distributions to partners                                    (1,010)   (1,010)
                                                            ---------    ------
      Net cash used in financing activities                    (1,191)   (1,111)
                                                            ---------    ------

Net increase (decrease) in cash and cash equivalents            1,290      (412)

Cash and cash equivalents, beginning of period                  3,118     4,325
                                                            ---------    ------
Cash and cash equivalents, end of period                    $   4,408    $3,913
                                                            =========    ======
Cash paid during the period for interest                    $     497    $  475
                                                            =========    ======


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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-and six-month periods ended September 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Accounts receivable - affiliates at September 30, 1998 and March 31, 1998 includes $179,000 and $167,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both September 30, 1998 and March 31, 1998 also includes $15,000 of expenses paid by the Partnership on behalf of one of the joint ventures during fiscal 1993. In addition, accounts receivable-affiliates at March 31, 1998 includes $126,000 due from one joint venture for interest earned on a permanent loan.

      Included in general and administrative expenses for the six-month periods ended September 30, 1998 and 1997 is $91,000 and $90,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended September 30, 1998 and 1997 is $2,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of September 30, 1998, the Partnership had investments in four unconsolidated joint venture partnerships (five at September 30, 1997) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. As discussed further in Note 4, effective in fiscal 1998 the Partnership assumed control over the affairs of Warner/Red Hill Associates. Accordingly, this venture, which had been accounted for under the equity method in prior years, is presented on a consolidated basis beginning in the fourth quarter of fiscal 1998.

      Subsequent to the end of the quarter, on October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership has an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third parties. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership will distribute the majority of the net sales proceeds from the sales of the Chandler's Reach and Monterra properties in the form of a special distribution to be paid on November 13, 1998 with the regular quarterly distribution for the quarter ended September 30, 1998.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary Of Operations
           For the three and six months ended June 30, 1998 and 1997
                                 (in thousands)

                                Three Months Ended      Six  Months Ended
                                     June 30,               June 30,
                                ------------------      -----------------
                                   1998      1997         1998     1997
                                   ----      ----         ----     ----

Revenues:
   Rental revenues and expense
     recoveries                 $ 2,822   $ 2,865       $ 5,613   $ 5,551
   Interest and other income         63        54           103        92
                                -------   -------       -------   -------

                                  2,885     2,919         5,716     5,643
Expenses:
   Property operating expenses      822     1,067         1,639     2,150
   Real estate taxes                548       578           969     1,051
   Mortgage interest expense        176       215           351       432
   Interest expense payable to
      partner                       200       200           400       400
   Depreciation and amortization    766       821         1,524     1,601
                                -------   -------       -------   -------
                                  2,512     2,881         4,883     5,634
                                -------   -------       -------   -------
Net income                      $   373   $    38       $   833   $     9
                                =======   =======       =======   =======

Net income:
   Partnership's share of
      combined income (loss)    $   292   $    76       $   540   $    50
   Co-venturers' share of
      combined income (loss)         81       (38)          293       (41)
                                -------   -------       -------   -------
                                $   373   $    38       $   833   $     9
                                =======   =======       =======   =======

               Reconciliation of Partnership's Share of Operations
         For the three and six months ended September 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended     Six  Months Ended
                                       September 30,          September 30,
                                    ------------------     ------------------
                                     1998       1997        1998       1997
                                     ----       ----        ----       ----

   Partnership's share of combined
     income, as shown above         $   292    $   76      $   540    $   50
   Amortization of excess basis         (11)      (11)         (23)      (23)
                                    -------    ------      -------    ------
   Partnership's share of
     unconsolidated ventures'
     income                         $   281    $   65      $   517    $   27
                                    =======    ======      =======    ======

4.    Operating Investment Properties
      -------------------------------

      At September 30, 1998, the Partnership's balance sheet includes three operating investment properties (two at September 30, 1997): the wholly-owned Crystal Tree Commerce Center, the Sunol Center Office Buildings, owned by Sunol Center Associates, a majority-owned and controlled joint venture, and the Warner/Red Hill Business Center, owned by Warner/Red Hill Associates, a majority-owned and controlled joint venture. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in the fourth quarter of fiscal 1998. Previously the venture was accounted for on the equity method (see Note 3). The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Warner/Red Hill Business Center consists of three two-story office buildings totalling 93,895 net rentable square feet located in Tustin, California. The Partnership reports the operations of Sunol Center Associates and Warner/Red Hill Associates on a three-month lag.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center, the Sunol Center Office Buildings and the
Warner/Red Hill Business Center (fiscal 1999 only) as reported in the Partnership's consolidated statements of operations for the three and six months ended September 30, 1998 and 1997 (in thousands):

                                   Three Months Ended      Six  Months Ended
                                       September 30,          September 30,
                                    ------------------     ------------------
                                     1998       1997        1998       1997
                                     ----       ----        ----       ----
     Property operating expenses:
      Insurance                    $   15      $  15       $   30     $   30
      Repairs and maintenance         103        109          261        190
      Utilities                        83         51          160         95
      Management fees                  24         24           48         50
      Administrative and other        108         92          231        191
                                   ------      -----       ------     ------
                                   $  333      $ 291       $  730     $  556
                                   ======      =====       ======     ======

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

6.    Mortgage Notes Payable
      ----------------------

      Mortgage notes payable at September 30, 1998 and March 31, 1998 consist of the following (in thousands):

                                                 September 30     March 31
                                                 ------------     --------
     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  Monthly payments,  including
     interest,  of $55 are due beginning
     July 1, 1994  through  maturity  on
     May 31, 1999. In addition, the loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value  at  September  30,  1998 and
     March 31, 1998.                                 $ 6,139        $ 6,188

     8.39%  nonrecourse  note payable to
     an  insurance  company,   which  is
     secured   by   the   Crystal   Tree
     Commerce      Center      operating
     investment    property.     Monthly
     payments,  including  interest,  of
     $28 are due beginning  November 15,
     1994 through  maturity on September
     19,  2001.  The  fair  value of the
     mortgage note payable  approximated
     its carrying value at September 30,
     1998  and  March  31,  1998.                      3,290          3,318

     Nonrecourse   note  payable  to  an
     insurance  company which is secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of  August  1,  2003.                             5,145          5,214
                                                     -------        -------
                                                     $14,574        $14,720
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

      In addition to the long-term mortgage debt described above, the Partnership had indemnified Crow/PaineWebber - LaJolla, Ltd. and Lake Sammamish Limited Partnership, along with the related co-venture partners, against all liabilities, claims and expenses associated with certain outstanding secured borrowings of the unconsolidated joint ventures. During September 1994, the Partnership obtained two new nonrecourse, current-pay mortgage loans in the amounts of $3,600,000 secured by the Chandler's Reach Apartments and $4,920,000 secured by the Monterra Apartments. The Chandler's Reach and Monterra nonrecourse loans, which were recorded on the books of the unconsolidated joint ventures, both had terms of seven years and were scheduled to mature in September of 2001. The Chandler's Reach loan bore interest at a rate of 8.33% and required monthly principal and interest payments of $29,000. The Monterra loan bore interest at a rate of 8.45% and required monthly principal and interest payments of $40,000. As discussed further in Note 3, the outstanding balances of these mortgage loans were repaid in full out of the proceeds from the sales of the Chandler's Reach and Monterra properties which occurred on October 2, 1998.

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

Liquidity and Capital Resources
-------------------------------

     In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to begin the process of selling the Partnership's operating investment properties. As a result, management has been focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed by the end of calendar year 1999. As discussed further below, marketing efforts for the sale of the Chandler's Reach and Monterra apartment properties commenced during the quarter ended June 30, 1998, and both properties were sold subsequent to the quarter ended September 30, 1998. The operations of the five commercial office and retail properties in the Partnership's portfolio are either stable or improving. As discussed further below, management has begun the process of marketing the Sunol Center property for sale and has tentative plans to market the 1881 Worcester Road property for sale as soon as certain leasing and environmental issues are resolved. Given the zoning approval recently received at the 625 North Michigan property, as discussed further below, and the recent leasing improvements at the Crystal Tree and Warner/Red Hill properties, the Partnership is also exploring potential sale opportunities for these properties.

      Subsequent to the end of the quarter, on October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership has an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third parties. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement.

      Despite incurring sizable prepayment penalties on the repayment of both outstanding first mortgage loans, management believed that the current sale of the Chandler's Reach and Monterra properties was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of very favorable selling prices. The Partnership will distribute the majority of the net sales proceeds from the sales of the Chandler's Reach and Monterra properties in the form of a special distribution to be paid on November 13, 1998 with the regular quarterly distribution for the quarter ended September 30, 1998. A portion of the net proceeds (10% or less) may be retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at its remaining investment properties. The Managing General Partner is currently analyzing the Partnership's potential future capital requirements in order to determine the exact amount, if any, that the Partnership should retain from the net sale proceeds.

      Sunol Center, in Pleasanton, California, remained 100% leased to three tenants at September 30, 1998. None of the current leases at Sunol Center were scheduled to expire before October 2001. The overall market remains strong with increasing rental rates and a low vacancy level. The existing rental rates on the leases at Sunol Center are significantly below current market rates. Provided there is not a dramatic increase in either planned speculative development or build-to-suit development with current tenants in the local market, the Partnership would be expected to achieve a materially higher sale price for the Sunol Center property as the existing leases with below-market rental rates approach their expiration dates. The Partnership had been planning to hold the Sunol Center property over the near term in order to capture this expected increase in value. However, during the third quarter of fiscal 1998 management learned that the largest tenant at Sunol Center, which occupies 52% of the property's leasable area, wanted to consolidate its operations at another building in the local market and was interested in negotiating an early termination of their lease agreement. During the quarter ended June 30, 1998, the Partnership reached an agreement with this tenant on a termination plan whereby the tenant will be released from all obligations under their lease effective in May 1999 in return for a payment of $125,000 to the Partnership. This lease termination may provide the Partnership with an opportunity to capture the expected increase in the value of Sunol Center sooner than had been anticipated. In light of this situation, and given the current strength of the local market conditions, management believed that this was the appropriate time to begin marketing the Sunol property for sale. During the quarter ended June 30, 1998, the Partnership began exploring potential opportunities to sell Sunol Center, while the property's leasing team simultaneously worked on re-leasing the space that becomes available in May 1999. As part of these efforts, the Partnership initiated discussions with real estate firms with a strong background in selling properties like Sunol Center. The Partnership subsequently selected a national firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in June 1998. As a result of those efforts, several offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and a non-refundable deposit was made subsequent to the quarter end. While there can be no assurances that a transaction will be consummated, this prospective buyer is expected to complete its due diligence work and close on this transaction by December 1, 1998. If the sale closes, the net proceeds would be distributed to the Limited Partners.

     The 64,000 square foot 1881 Worcester Road Office Building was 100% leased as of September 30, 1998, unchanged from the previous quarter. With the property 100% leased to two financially strong tenants and no lease expirations until 2002, management had been developing potential sale strategies for this asset. However, during the first quarter of fiscal 1999 the tenant leasing the entire second floor of the property informed the Partnership that it is consolidating its operations and requested a lease termination. This tenant's lease does not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement are currently underway. During fiscal 1998, the former operator of a gas station abutting the 1881 Worcester Road property notified the Partnership of a leak in an underground storage tank on the gas station property and of the risk of potential contamination of the Partnership's property. Subsequent to this notification, the Partnership has received an indemnification from the former operator of the gas station against any loss, cost or damage resulting from failure to remediate the contamination. The extent of the contamination and any resulting impact on the future operations and market value of the 1881 Worcester Road property cannot be determined at the present time. Nonetheless, management believes that the uncertainty regarding the lease termination request and the contamination issue could depress the sale price for the property. As a result, the marketing efforts for this property have been delayed. After the re-leasing of the second floor and resolution of the ground water contamination issue, this property is expected to be marketed for sale.

     The Warner/Red Hill Business Center was 97% leased and occupied as of September 30, 1998, compared to 98% leased and 84% occupied at the end of the prior quarter. During the third quarter of fiscal 1998, a tenant occupying 13,160 square feet declared bankruptcy and moved from the building in January 1998. During the quarter ended June 30, 1998, the Partnership signed a lease with a replacement tenant for the entire 13,160 square foot space. This tenant took occupancy during the quarter ended September 30, 1998. In addition, the bankruptcy case with the tenant that occupied the 13,160 square foot space was resolved during the current quarter, with the Partnership receiving a settlement of $100,701 before payment of attorney fees. During the quarter, one tenant occupying a total of 1,467 square feet renewed its lease, and one tenant occupying 1,165 square feet moved from the center. Over the next 12 months, leases with 5 tenants occupying 34,223 square feet will expire. The property's leasing team expects that 4 of these tenants occupying 18,957 square feet will renew at higher rental rates, and that the remaining space will be leased to new tenants. With an occupancy level of 97% and a stable base of tenants, the Partnership believes it may be an opportune time to sell Warner/Red Hill Business Center. As part of a plan to market the property for sale, discussions are being held with real estate firms with a specialty in selling properties like Warner/Red Hill Business Center. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in the fourth quarter of fiscal 1998. Previously the venture had been accounted for on the equity method.

     The 625 North Michigan Office Building in Chicago, Illinois, was 95% leased and 87% occupied at September 30, 1998. Three tenants occupying a total of 4,634 square feet moved from the building when their leases expired during the quarter. One tenant occupying 2,162 square feet renewed its lease and expanded its space by an additional 1,107 square feet. Another tenant occupying 1,926 square feet renewed its lease. As previously reported, the property's leasing team had been negotiating a lease with a prospective new tenant which would occupy approximately 22,000 square feet of space. During the quarter ended June 30, 1998, a lease was signed with this prospective tenant for 24,276 square feet. This tenant took occupancy during the quarter ended September 30, 1998. Also during the current quarter, a lease was signed with an existing tenant that occupies approximately 8,000 square feet. This tenant will relocate and expand into a total of 10,200 square feet. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the City. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significant positive effect on the market value of the 625 North Michigan property. During the quarter ended June 30, 1998, preliminary approval was received from the City to enclose the arcade sections of the first floor of the 625 North Michigan building, which opens the way for this potential retail development. Formal approval was received at the September meeting of the City Council. Now that this approval has been obtained, the Partnership is exploring potential sale opportunities for this property.

     The Crystal Tree Commerce Center in North Palm Beach, Florida remained 100% leased and occupied for the quarter ended September 30, 1998. During the quarter, two tenants occupying a total of 3,004 square feet renewed their leases. Two tenants occupying 2,050 square feet moved from the Center and the space was leased to two new tenants. Over the next twelve months, leases with 9 tenants occupying 8,143 square feet will expire. All 9 tenants are expected to renew their leases. Rental rates and occupancy levels in the local market are continuing to increase gradually. However, rents are not expected to rise to a level over the near term that would justify new construction. Management is continuing to position Crystal Tree Commerce Center for a possible sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. Currently, 56% of the leases at the property are on a triple-net basis. Consequently, at this time the property owner is responsible for the tenant's portion of operating expenses above a base amount for a total of 44% of the leases. Because most new leases in the local market are on a triple-net basis, this conversion is expected to increase interest from prospective buyers of the property and result in a higher sale price. With the occupancy level of 100% and a stable base of tenants, the Partnership believes it may be an opportune time to sell Crystal Tree Commerce Center. As part of a plan to market the property for sale, the Partnership initiated discussions with real estate firms with a strong background in selling properties like Crystal Tree Commerce Center. Subsequent to the quarter end, the Partnership selected a Florida real estate firm that is a leading seller of this type of property.

      At September 30, 1998, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,534,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated within the next one to two years. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended September 30, 1998
-------------------------------------

      There was a $323,000 favorable change in the Partnership's net operating results for the three months ended September 30, 1998 when compared to the same period in the prior year. This favorable change in the Partnership's net operating results was due to a $216,000 increase in the Partnership's share of unconsolidated ventures' income and a $107,000 decline in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' income changed primarily as a result of favorable changes in the net operating results of the Monterra, Chandler's Reach, 1881 Worcester Road and 625 North Michigan joint ventures. The favorable changes in the net operating results of the Monterra and Chandler's Reach joint ventures were mainly due to an increase in average rental rates during the current three-month period as a result of the strong local apartment markets. The favorable changes in net operating results at 1881 Worcester Road and 625 North Michigan were primarily due to increases in average occupancy at both of the properties. The favorable changes in net operating results at 1881 Worcester Road and 625 North Michigan were also due to a decrease in operating expenses. Operating expenses decreased at both properties primarily due to a reduction in repairs and maintenance expenses.

      The increase in the Partnership's share of income from the four unconsolidated joint ventures discussed above was partially offset by the Partnership's share of income realized from Warner/Red Hill Associates during fiscal 1998. As discussed above, the operating results of Warner/Red Hill are presented on a consolidated basis in the Partnership's financial statements for the current period. In the prior period, the Partnership's share of the net operating results of Warner/Red Hill Associates was included in the Partnership's share of unconsolidated ventures' income.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center and Warner/Red Hill (fiscal 1999 only) joint ventures, decreased partly due to the inclusion of the operating results of the Warner/Red Hill joint venture during the current period, as explained above. Warner/Red Hill generated net operating income of $20,000 during the current three-month period. In addition, net income increased at the Sunol Center joint venture primarily due to an increase in tenant reimbursements. General and administrative expenses also decreased by $55,000 mainly due to a decline in certain required professional fees. The increases in net income from the consolidated Warner/Red Hill and Sunol Center joint ventures and the decrease in general and administrative expenses were partially offset by an increase in depreciation expense on the wholly-owned Crystal Tree Commerce Center. Depreciation expense on the Crystal Tree property increased for the current period as a result of a reassessment of the Partnership's depreciation policy based on a re-evaluation of the Partnership's anticipated remaining holding period for this asset.

Six Months Ended September 30, 1998
-----------------------------------

      There was a $599,000 favorable change in the Partnership's net operating results for the six months ended September 30, 1998 when compared to the same period in the prior year. This favorable change in the Partnership's net operating results was due to a $490,000 increase in the Partnership's share of unconsolidated ventures' income and a $109,000 decline in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' income changed primarily as a result of favorable changes in the net operating results of the Monterra, Chandler's Reach, 1881 Worcester Road and 625 North Michigan joint ventures. The favorable changes in the net operating results of the Monterra and Chandler's Reach joint ventures were mainly due to an increase in average rental rates during the current six-month period as a result of the strong local apartment markets. The favorable changes in net operating results at 1881 Worcester Road and 625 North Michigan were primarily due to increases in average occupancy at both of the properties. The favorable changes in net operating results at 1881 Worcester Road and 625 North Michigan were also due to declines in operating expenses which were the result of declines in repairs and maintenance costs at both properties and a reduction in real estate taxes at 625 North Michigan.

      The increase in the Partnership's share of income from the four unconsolidated joint ventures discussed above was partially offset by the Partnership's share of income realized from Warner/Red Hill Associates during fiscal 1998. As discussed above, the operating results of Warner/Red Hill are presented on a consolidated basis in the Partnership's financial statements for the current period. In the prior period, the Partnership's share of the net operating results of Warner/Red Hill Associates was included in the Partnership's share of unconsolidated ventures' income.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Sunol Center and Warner/Red Hill (fiscal 1999 only) joint ventures, decreased partly due to the inclusion of the operating results of the Warner/Red Hill joint venture during the current period, as explained above. Warner/Red Hill generated net operating income of $23,000 during the current six-month period. In addition, net income increased at the Sunol Center joint venture primarily due to an increase in tenant reimbursements. General and administrative expenses also decreased by $32,000 mainly due to a decline in certain required professional fees. The increases in net income from the consolidated Warner/Red Hill and Sunol Center joint ventures and the decrease in general and administrative expenses were partially offset by an increase in depreciation expense on the wholly-owned Crystal Tree Commerce Center. Depreciation expense on the Crystal Tree property increased for the current period as a result of a reassessment of the Partnership's depreciation policy based on a re-evaluation of the Partnership's anticipated remaining holding period for this asset.

                                     PART II
                                Other Information

Item 1. Legal Proceedings     NONE

Item 2. through 5.            NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:                NONE

(b) Reports on Form 8-K:

     No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed. A Form 8-K was filed subsequent to the end of the quarter to report the sales of the Chandler's Reach and Monterra apartment properties on October 2, 1998 and is hereby incorporated herein by reference.

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



Dated:  November 6, 1998