Form 10-Q
period 1998-12-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1999-02-10
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 December 31    March 31
                                                 -----------    --------
Operating investment properties:
   Land                                           $    3,700    $     5,218
   Building and improvements                          18,943         32,691
                                                  ----------    -----------
                                                      22,643         37,909
   Less accumulated depreciation                     (10,181)       (15,131)
                                                  ----------    -----------
                                                      12,462         22,778

Investments in and notes receivable
   from unconsolidated joint ventures,
   at equity                                          15,097         24,369
Cash and cash equivalents                              6,029          3,118
Restricted cash                                          258            150
Prepaid expenses                                           -             13
Accounts receivable                                       80             69
Accounts receivable - affiliates                          35            308
Net advances to consolidated ventures                    121              -
Deferred rent receivable                                  97            415
Deferred expenses, net                                   364            732
Other assets                                             478            290
                                                  ----------    -----------
                                                  $   35,021    $    52,242
                                                  ==========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures           $        -    $        32
Accounts payable and accrued expenses                    420            412
Interest payable                                         201             71
Bonds payable                                              -          1,420
Mortgage notes payable                                14,500         14,720
Partners' capital                                     19,900         35,587
                                                  ----------    -----------
                                                  $   35,021    $    52,242
                                                  ==========    ===========



                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended     Nine Months Ended
                                     December 31,           December 31,
                                   -----------------     -----------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
Revenues:
   Rental income and expense
     reimbursements              $  1,441   $1,459     $  3,553     $ 2,971
   Interest and other income          426      112          540         246
                                 --------   ------     --------     -------
                                    1,867    1,571        4,093       3,217
Expenses:
   Interest expense                   298      361          864         846
   Depreciation and amortization      600      480        1,567       1,183
   Property operating expenses        635      673        1,365       1,230
   Real estate taxes                   67       71          227         230
   General and administrative         137      156          345         412
                                 --------   ------     --------     -------
                                    1,737    1,741        4,368       3,901
                                 --------   ------     --------     -------
Operating income (loss)               130     (170)        (275)       (684)

Gain on sale of operating
  investment property               7,401        -        7,401           -

Consolidated venture partner's
  share of operations                (187)       -         (187)          -

Investment income from
 unconsolidated ventures:
   Interest income on notes
     receivable from
     unconsolidated ventures            -      200          400         600
   Partnership's share of
     gains on sale of
     unconsolidated operating
     investment properties         18,891        -       18,891           -
   Partnership's share of
     unconsolidated ventures'
     income (losses)                 (599)     (17)         (82)         10
                                 --------   ------     --------     -------

Net income (loss)                $ 25,636   $   13      $26,148     $   (74)
                                 ========   =======     =======     ========

Net income (loss) per
 Limited Partnership Unit        $  12.69   $  0.01     $ 12.94     $ (0.04)
                                 ========   =======     =======     =======

Cash distributions per
 Limited Partnership Unit        $  20.41   $  0.25     $ 20.91     $  0.75
                                 ========   =======     =======     =======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.
                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1997                     $   (950)        $ 38,813
Net loss                                            (1)             (73)
Cash distributions                                 (15)          (1,500)
                                              --------         --------
Balance at December 31, 1997                  $   (966)        $ 37,240
                                              ========         ========

Balance at March 31, 1998                     $   (973)        $ 36,560
Net income                                         275           25,873
Cash distributions                                 (15)         (41,820)
                                              --------         --------
Balance at December 31, 1998                  $   (713)        $ 20,613
                                              ========         ========























                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the nine months ended December 31, 1998 and 1997 (Unaudited) Increase
             (Decrease) in Cash and Cash Equivalents (In thousands)

                                                           1998       1997
                                                           ----       ----
Cash flows from operating activities:
  Net income (loss)                                    $  26,148    $    (74)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Gain on sale of operating investment property          (7,401)          -
   Partnership's share of gains on sale of
     unconsolidated investment properties                (18,891)          -
   Consolidated venture partner's share of
     operations                                              187           -
   Partnership's share of unconsolidated
     ventures' income (losses)                                82         (10)
   Depreciation and amortization                           1,567       1,183
   Amortization of deferred financing costs                   15          15
   Changes in assets and liabilities:
     Prepaid expenses                                         13         123
     Accounts receivable                                     (11)       (284)
     Accounts receivable - affiliates                        273         (45)
     Deferred rent receivable                                 19          (7)
     Deferred expenses                                      (236)        353
     Accounts payable and accrued expenses                     8        (333)
     Interest payable                                        130         (21)
     Net advances to/from consolidated ventures             (153)        112
                                                       ---------    --------
      Total adjustments                                  (24,398)      1,086
                                                       ---------    --------
      Net cash provided by operating activities            1,750       1,012
                                                       ---------    --------

Cash flows from investing activities:
  Net proceeds from sale of operating
    investment property                                   15,589           -
  Distributions from unconsolidated joint ventures        28,683         852
  Additions to operating investment properties              (250)       (110)
  Net withdrawals from restricted cash                      (108)          -
  Additional investments in unconsolidated
    joint ventures                                          (602)       (971)
                                                       ---------    --------
      Net cash provided by (used in)
        investing activities                              43,312        (229)
                                                       ---------    --------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable          (220)       (207)
  Repayment of district bond assessments                     (96)        (31)
  Distributions to partners                              (41,835)     (1,515)
                                                       ---------    --------
      Net cash used in financing activities              (42,151)     (1,753)
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents       2,911        (970)
Cash and cash equivalents, beginning of period             3,118       4,617
                                                       ---------    --------
Cash and cash equivalents, end of period               $   6,029    $  3,647
                                                       =========    ========
Cash paid during the period for interest               $     719    $    831
                                                       =========    ========

Supplemental Schedule of Noncash Financing Activities:
------------------------------------------------------
  Assumption of bonds payable by buyer
    of operating investment property                   $   1,324    $      -
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and March 31, 1998 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Accounts receivable - affiliates at December 31, 1998 and March 31, 1998 includes $20,000 and $167,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at both December 31, 1998 and March 31, 1998 also includes $15,000 of expenses paid by the Partnership on behalf of one of the joint ventures during fiscal 1993. In addition, accounts receivable-affiliates at March 31, 1998 includes $126,000 due from one joint venture for interest earned on a permanent loan.

      Included in general and administrative expenses for the nine-month periods ended December 31, 1998 and 1997 is $138,000 and $136,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1998 and 1997 is $4,000 and $10,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of December 31, 1998, the Partnership had investments in two unconsolidated joint venture partnerships (four at December 31, 1997) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. As discussed further in Note 4, effective in fiscal 1998 the Partnership assumed control over the affairs of Warner/Red Hill Associates. Accordingly, this venture, which had been accounted for under the equity method in prior years, is presented on a consolidated basis beginning in the fourth quarter of fiscal 1998.

      On October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership had an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third parties. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership distributed $24,800,000 of the net proceeds from the sales of the Chandler's Reach and Monterra properties in the form of a special distribution to the Limited Partners of $248 per original $1,000 investment on November 13, 1998. The remainder of the net proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at its remaining investment properties. Due to the Partnership's policy of reporting significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership during the quarter ended December 31, 1998 and recorded gains of $9,208,000 and $9,683,000, respectively, on the sales of the operating investment properties.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary Of Operations
        For the three and nine months ended September 30, 1998 and 1997
                                 (in thousands)

                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                   ------------------     -----------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----

Revenues:
   Rental revenues and
     expense recoveries           $ 2,914     $ 2,142     $ 8,527   $ 7,693
   Interest and other income           75          52         178       144
                                  -------     -------     -------   -------
                                    2,989       2,194       8,705     7,837
Expenses:
   Property operating expenses      1,128         762       2,767     2,912
   Real estate taxes                  606         526       1,575     1,577
   Mortgage interest expense        1,060         106       1,411       538
   Interest expense payable
     to partner                         -         200         400       600
   Depreciation and
     amortization                     776         552       2,300     2,153
                                  -------     -------     -------   -------
                                    3,570       2,146       8,453     7,780
                                  -------     -------     -------   -------
Operating income (loss)              (581)         48         252        57

Gains on sale of operating
  investment properties            21,756          -       21,756         -
                                  -------     -------     -------   -------

Net income                        $21,175     $   48      $22,008   $    57
                                  =======     ======      =======   =======

Net income:
   Partnership's share
     of combined income
     (loss)                       $18,805     $   (5)     $19,345   $    45
   Co-venturers' share
     of combined income
     (loss)                         2,370         53        2,663        12
                                  -------     ------      -------   -------
                                  $21,175     $   48      $22,008   $    57
                                  =======     ======      =======   =======

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1998 and 1997
                                 (in thousands)

                                   Three Months Ended     Nine Months Ended
                                      December 31,          December 31,
                                   ------------------     -----------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----

   Partnership's share of
     combined income (losses),
     as shown above               $18,805     $  (5)      $19,345   $    45
   Amortization of excess basis      (513)      (12)         (536)      (35)
                                  -------     -----       -------   -------
   Partnership's share of
     unconsolidated ventures'
     income (losses)              $18,292     $ (17)      $18,809   $    10
                                  =======     =====       =======   =======

      The Partnership's share of the unconsolidated  ventures' net income (loss)
is  presented  as  follows  on  the  accompanying   consolidated  statements  of
operations (in thousands):

                                    Three Months Ended     Nine Months Ended
                                        December 31,         December 31,
                                    ------------------    ------------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----

   Partnership's share of
     unconsolidated ventures'
     income (losses)              $  (599)    $ (17)      $   (82)  $   10
   Partnership's share of
     gains on sale of
     operating investment
     properties                    18,891         -        18,891        -
                                  -------     -----       -------   ------
                                  $18,292     $ (17)      $18,809   $   10
                                  =======     =====       =======   ======

4.   Operating Investment Properties
     -------------------------------

      At December 31, 1998, the Partnership's balance sheet includes two operating investment properties (three at December 31, 1997): the wholly-owned Crystal Tree Commerce Center and the Warner/Red Hill Business Center, owned by Warner/Red Hill Associates, a majority-owned and controlled joint venture. On November 20, 1998, Sunol Center Associates, a joint venture in which the Partnership had an interest, sold the property known as the Sunol Center Office Buildings, to an unrelated third party for $15.75 million. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership received net proceeds of approximately $15,532,000 from the sale of Sunol Center after deducting closing costs of approximately $161,000 and net closing proration adjustments of approximately $57,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $15,520,000, or $155.20 per original $1,000 investment, on December 4, 1998.

      Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in the fourth quarter of fiscal 1998. Previously the venture was accounted for on the equity method (see Note 3). The Crystal Tree Commerce Center consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing 40,115 square feet of leasable space, located in North Palm Beach, Florida. The Warner/Red Hill Business Center consists of three two-story office buildings totalling 93,895 net rentable square feet located in Tustin, California. The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag. However, the Partnership's policy is also to record significant lag-period transactions in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of Sunol Center Associates during the quarter ended December 31, 1998 and recorded a gain of $7,401,000 on the sale of the operating investment property.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center, the Sunol Center Office Buildings (through the date of sale) and the Warner/Red Hill Business Center (fiscal 1999 only) as reported in the Partnership's consolidated statements of operations for the three and nine months ended December 31, 1998 and 1997 (in thousands):

                                   Three Months Ended   Nine Months Ended
                                       December 31,        December 31,
                                   ------------------   ------------------
                                    1998       1997        1998      1997
                                    ----       ----        ----      ----
     Property operating expenses:
      Insurance                    $   14    $  36       $   44   $   66
      Repairs and maintenance         245      248          506      438
      Utilities                       119      169          279      264
      Management fees                  81       56          129      106
      Administrative and other        176      164          407      356
                                   ------    -----       ------   ------
                                   $  635    $ 673       $1,365   $1,230
                                   ======    =====       ======   ======

5.    Bonds Payable
      -------------

      Bonds payable at December 31, 1997 consisted of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefited the Sunol Center operating investment property. Bond assessments were levied on a semi-annual basis as interest and principal became due on the bonds. The bonds for which the operating investment property was subject to assessment bore interest at rates ranging from 5% to 7.87%, with an average rate of 7.2%. Principal and interest were payable in semi-annual installments and were due to mature in years 2004 through 2017. As a result of the sale of the operating investment property on November 20, 1998 (see Note 4), the liability for the bond assessments was transferred to the buyer.

6.    Mortgage Notes Payable
      ----------------------

     Mortgage notes payable at December 31, 1998 and March 31, 1998 consist of the following (in thousands):

                                                 December 31      March 31
                                                 -----------      --------

     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  Monthly payments,  including
     interest,  of $55 are due beginning
     July 1, 1994  through  maturity  on
     May 31, 1999. In addition, the loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value  at  December  31,  1998  and
     March 31, 1998.                              $ 6,114        $ 6,188

     8.39%  nonrecourse  note payable to
     an  insurance  company,   which  is
     secured   by   the   Crystal   Tree
     Commerce      Center      operating
     investment    property.     Monthly
     payments,  including  interest,  of
     $28 are due beginning  November 15,
     1994 through  maturity on September
     19,  2001.  The  fair  value of the
     mortgage note payable  approximated
     its carrying  value at December 31,
     1998  and  March  31,  1998.                   3,275          3,318

     Nonrecourse   note  payable  to  an
     insurance  company which is secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of August  1, 2003.                            5,111          5,214
                                                  -------        -------
                                                  $14,500        $14,720
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

Liquidity and Capital Resources
-------------------------------

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the recent improvements in the office/R&D property markets, management believes that this may be an opportune time to begin the process of selling the Partnership's operating investment properties. As a result, management has been focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed by the end of calendar year 1999. As discussed further below, marketing efforts for the sale of the Chandler's Reach and Monterra apartment properties commenced during the quarter ended June 30, 1998, and both properties were sold on October 2, 1998. In addition, Sunol Center was sold on November 20, 1998. The operations of the four remaining commercial office and retail properties in the Partnership's portfolio are either stable or improving. As discussed further below, management has tentative plans to market the 1881 Worcester Road property for sale as soon as certain leasing and environmental issues are resolved. Given the zoning approval recently received at the 625 North Michigan property, as discussed further below, and the recent leasing improvements at the Crystal Tree and Warner/Red Hill properties, the Partnership is also exploring potential sale opportunities for these properties.

      On October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership had an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third parties. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement.

      Despite incurring sizable prepayment penalties on the repayment of both outstanding first mortgage loans, management believed that the current sale of the Chandler's Reach and Monterra properties was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of very favorable selling prices. The Partnership distributed $24,800,000 of the net proceeds from the sales of the Chandler's Reach and Monterra properties in the form of a special distribution to the Limited Partners of $248 per original $1,000 investment on November 13, 1998. The remainder of the net proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at its remaining investment properties. Due to the Partnership's policy of reporting significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership during the quarter ended December 31, 1998 and recorded gains of $9,208,000 and $9,683,000, respectively, on the sales of the operating investment properties.

      During the quarter ended June 30, 1998, the Partnership began exploring potential opportunities to sell Sunol Center. As part of these efforts, the Partnership initiated discussions with real estate firms with a strong background in selling properties like Sunol Center. The Partnership subsequently selected a national firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in June 1998. As a result of those efforts, several offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer on September 21, 1998 and a non-refundable deposit of $750,000 was made on October 21, 1998. On November 20, 1998, Sunol Center Associates, a joint venture in the Partnership had an interest, sold the property known as the Sunol Center Office Buildings, located in Pleasanton, California, to this unrelated third party for $15.75 million. The Partnership received net proceeds of approximately $15,532,000 from the sale of Sunol Center after deducting closing costs of approximately $161,000 and net closing proration adjustments of approximately $57,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $15,520,000, or $155.20 per original $1,000 investment, on December 4, 1998. Due to the Partnership's policy of recording significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Sunol Center Associates during the quarter ended December 31, 1998 and recorded a gain of $7,401,000 on the sale of the operating investment property. With the sales of the Chandler's Reach Apartments, Monterra Apartments and Sunol Center Office Buildings during the quarter ended December 31, 1998, and the resulting reduction in distributable cash flow to be received by the Partnership, the payment of a regular quarterly distribution will be discontinued beginning with the quarter ending March 31, 1999. A final regular quarterly distribution of $5.00 per original $1,000 investment, which is equivalent to a 2% annualized rate of return on an original $1,000 investment will be made on February 12, 1999 for the quarter ended December 31, 1998.

      The 64,000 square foot 1881 Worcester Road Office Building was 100% leased as of December 31, 1998, unchanged from the previous quarter. With the property 100% leased to two financially strong tenants and no lease expirations until 2002, management had been developing potential sale strategies for this asset. However, during the first quarter of fiscal 1999 the tenant leasing the entire second floor of the property informed the Partnership that it is consolidating its operations and requested a lease termination. This tenant's lease does not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement continued during the third fiscal quarter. During fiscal 1998, the former operator of a gas station abutting the 1881 Worcester Road property notified the Partnership of a leak in an underground storage tank on the gas station property and of the risk of potential contamination of the Partnership's property. Subsequent to this notification, the Partnership received an indemnification from the former operator of the gas station against any loss, cost or damage resulting from failure to remediate the contamination. The extent of the contamination and any resulting impact on the future operations and market value of the 1881 Worcester Road property cannot be determined at the present time. Negotiations are continuing with the operator of the gas station to discuss the proposed clean-up plan. Management believes that the uncertainty regarding the lease termination request and the contamination issue could depress the sale price for the property. As a result, the marketing efforts for this property have been delayed. After the re-leasing of the second floor and resolution of the ground water contamination issue, this property is expected to be marketed for sale.

      The Warner/Red Hill Business Center was 99% leased and occupied as of December 31, 1998, compared to 97% leased and occupied at the end of the prior quarter. During the third quarter of fiscal 1998, a tenant occupying 13,160 square feet declared bankruptcy and moved from the building in January 1998. During the quarter ended June 30, 1998, the Partnership signed a lease with a replacement tenant for the entire 13,160 square foot space. This tenant took occupancy during the quarter ended September 30, 1998. In addition, the bankruptcy case with the tenant that previously occupied the 13,160 square foot space was resolved during the second quarter, with the Partnership receiving a settlement of $100,701 before payment of attorney fees. During the third quarter, one tenant signed a new lease for a total of 1,702 square feet. Over the next 12 months, leases with four tenants will expire. Only one tenant, that occupies 15,266 square feet, is not expected to renew its lease. With an occupancy level of 99% and a stable base of tenants, the Partnership believes it may be an opportune time to sell Warner/Red Hill Business Center. As part of a plan to market the property for sale, discussions were initiated with real estate firms with a specialty in selling properties like Warner/Red Hill Business Center. The Partnership subsequently selected a national real estate firm that is a leading seller of this property type to market Warner/Red Hill for sale. As previously reported, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in the fourth quarter of fiscal 1998. Previously the venture had been accounted for on the equity method.

      The 625 North Michigan Office Building in Chicago, Illinois, was 96% leased and 95% occupied at December 31, 1998. During the third quarter, a new tenant signed a lease and took occupancy of 2,602 square feet of space. In addition, one tenant occupying 2,115 square feet renewed its lease. During the second quarter, a lease was signed with an existing tenant that occupies approximately 8,000 square feet. This tenant will relocate and expand into a total of 10,200 square feet. The space is still being renovated in preparation for the tenant's occupancy which is now expected to occur by the end of March 1999. The downtown Chicago real estate market continues to display an improving trend. A competitive office property within the local market has recently obtained approvals to convert its lower floors into a hotel. This should result in the removal of 290,000 square feet of office space from the market. In addition, an office tenant at that property has recently completed a 62,000 square foot expansion, which brings the occupancy level in the building's office portion to 100%. In this local market, where there is no current or planned new construction of office space, this reduction in vacant office space has resulted in a reduction in the market vacancy level and places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1999. Retail and hotel development in the local market continues, as evidenced by plans for a Nordstrom's-anchored 95,000 square foot retail development which recently received preliminary approval from the City. This proposed development, which will be located two blocks from 625 North Michigan, is part of a master plan that includes several new hotels, entertainment and parking facilities encompassing five city blocks. Management continues to analyze a potential project for the property which includes an upgrade to the building lobby and the addition of a major retail component to the building's North Michigan Avenue frontage. Rental rates paid by high-end retailers on North Michigan Avenue are substantially greater than those paid by office tenants. While the costs of such a project would be substantial, it could have a significant positive effect on the market value of the 625 North Michigan property. During the quarter ended June 30, 1998, preliminary approval was received from the City to enclose the arcade sections of the first floor of the 625 North Michigan building, which opens the way for this potential retail development. Formal approval was received at the September meeting of the City Council. Now that this approval has been obtained, the Partnership is exploring potential sale opportunities for this property.

      The Crystal Tree Commerce Center in North Palm Beach, Florida remained 100% leased and occupied for the quarter ended December 31, 1998. During the third quarter, five tenants occupying a total of 5,343 square feet renewed their leases. Two tenants occupying 2,493 square feet moved from the Center and the space was leased to two new tenants. Over the next twelve months, leases with seven tenants occupying 7,294 square feet will expire. All seven tenants are expected to renew their leases. Rental rates and occupancy levels in the local market are continuing to increase gradually. However, rents are not expected to rise to a level over the near term that would justify new construction. Management is continuing to position Crystal Tree Commerce Center for a possible sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. Currently, 61% of the leases at the property are on a triple-net basis. Consequently, at this time the property owner is responsible for the tenant's portion of operating expenses above a base amount for a total of 39% of the leases. Because most new leases in the local market are on a triple-net basis, this conversion is expected to increase interest from prospective buyers of the property and result in a higher sale price. With the occupancy level of 100% and a stable base of tenants, the Partnership believes it may be an opportune time to sell Crystal Tree Commerce Center. As part of a plan to market the property for sale, the Partnership selected a Florida real estate firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in December 1998. As a result of these sale efforts, twelve offers were received subsequent to the quarter-end. As part of the sale efforts to reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were then asked to submit best and final offers and did so. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership will select an offer and currently expects to begin negotiating a purchase and sale agreement by February 28, 1999. Since any sale remains contingent upon, among other things, the negotiation of a definitive sales agreement and satisfactory completion of the buyer's due diligence, there are no assurances that a sale transaction will be completed.

      At December 31, 1998, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $6,029,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancings of the remaining operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      The Partnership had net income of $25,636,000 for the three months ended December 31, 1998 as compared to net income of $13,000 for the same period in the prior year. The increase in net income was primarily a result of the gains realized from the sale of three operating investment properties during the current period. As discussed further above, the Partnership sold the consolidated Sunol Center Office Buildings on November 20, 1998 and realized a gain of $7,401,000. The Partnership also realized gains from the sales of the unconsolidated Monterra Apartments and Chandler's Reach Apartments, which were both sold on October 2, 1998, in the amounts of $9,208,000 and $9,683,000, respectively.

      In addition to the gains realized from the sales of the three operating investment properties, the Partnership reported operating income of $130,000 for the three months ended December 31, 1998 as compared to an operating loss of $170,000 for the same period in the prior year. This $300,000 favorable change in operating income (loss) is primarily a result of an increase in interest and other income of $314,000. Interest and other income increased due to the interest income earned on the sales proceeds from the three operating investment properties discussed above. As noted above, a portion of the sale proceeds from the Monterra and Chandler's Reach transactions was retained and added to the Partnership's cash reserves. In addition, due to the Partnership's policy of reporting all significant lag-period transactions in the period in which they occur, the current three-month period ended December 31, 1998 includes the operating results of Sunol Center for the four and two-third months from July 1, 1998 through November 20, 1998, the date of sale, as compared to three months of operations for the same period in the prior year. Sunol's operating results improved by approximately $92,000 mainly due to an increase in rental income.

      The Partnership's share of losses from unconsolidated ventures increased by $582,000 during the three months ended December 31, 1998 when compared to the same period in the prior year. This increase in the Partnership's share of losses from the unconsolidated ventures was primarily the result of the prepayment penalties incurred in order to sell the Monterra and Chandler's Reach properties. In order to prepay the outstanding debt on these two properties, the joint ventures incurred prepayment penalties of $500,000 and $354,000, respectively. The impact of the prepayment penalties was partially offset by an increase in operating income from the Monterra and Chandler's Reach properties, mainly due to the acceleration of the lag-period discussed further above.

Nine Months Ended December 31, 1998
-----------------------------------

      The Partnership had net income of $26,148,000 for the nine months ended December 31, 1998 as compared to a net loss of $74,000 for the same period in the prior year. The favorable change in net income (loss) was primarily a result of the gains realized from the sale of three operating investment properties during the current period. As discussed further above, the Partnership sold the consolidated Sunol Center Office Buildings on November 20, 1998 and realized a gain of $7,401,000. The Partnership also realized gains from the sales of the unconsolidated Monterra Apartments and Chandler's Reach Apartments, which were both sold on October 2, 1998, in the amounts of $9,208,000 and $9,683,000, respectively.

      In addition to the gains realized from the sales of the three operating investment properties, the Partnership reported an operating loss of $275,000 for the nine months ended December 31, 1998 as compared to an operating loss of $684,000 for the same period in the prior year. This $409,000 reduction in operating loss is primarily a result of an increase in interest and other income of $394,000. Interest and other income increased due to the interest income earned on the sales proceeds from the three operating investment properties discussed above. As noted above, a portion of the sale proceeds from the Monterra and Chandler's Reach transactions was retained and added to the Partnership's cash reserves. In addition, due to the Partnership's policy of reporting all significant lag-period transactions in the period in which they occur, the current nine-month period ended December 31, 1998 includes the operating results of Sunol Center for the ten and two-third months from January 1, 1998 through November 20, 1998, the date of sale, as compared to nine months of operations for the same period in the prior year. Sunol's operating results improved by approximately $95,000 mainly due to an increase in rental income.

      The Partnership's share of losses from unconsolidated ventures was $82,000 during the nine months ended December 31, 1998, as compared to income of $10,000 for the same period in the prior year. This unfavorable change in the Partnership's share of unconsolidated ventures' income (losses) was primarily the result of the prepayment penalties incurred in order to sell the Monterra and Chandler's Reach properties. In order to prepay the outstanding debt on these two properties, the joint ventures incurred prepayment penalties of $500,000 and $354,000, respectively. The impact of the prepayment penalties was partially offset by an increase in operating income from the Monterra and Chandler's Reach properties, mainly due to the acceleration of the lag-period discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings    NONE

Item 2. through 5.           NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated October 2, 1998 was filed during the current quarter to report the sales of the Chandler's Reach and Monterra Apartment properties and is hereby incorporated herein by reference. An additional Current Report on Form 8-K dated November 20, 1998 was filed during the current quarter to report the sale of the Sunol Center Office Buildings and is hereby incorporated herein by reference.

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



Dated:  February 9, 1999