Form 10-K405
period 1999-03-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1999-06-29
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1999

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                            DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated
July 18, 1985, as supplemented                              Part IV

Current Report on Form 8-K of registrant
dated October 2, 1998                                       Part IV

Current Report on Form 8-K of registrant
dated November 20, 1998                                     Part IV

Current Report on Form 8-K of registrant
dated May 14, 1999                                          Part IV

                   PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                                      1999 FORM 10-K

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

Item 7A     Market Risk Disclosures                                     II-9

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
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                       F-1 to F-49

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-7 of this Form 10-K.
                                     PART I

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

      As of March 31, 1999, the Partnership owned directly or through joint venture partnerships the properties or interests in the properties set forth in the following table, which consist of three office/R&D buildings and one mixed-use retail/office property.

Name of Joint Venture                                 Date of
Name and Type of Property                             Acquisition       Type of
Location                               Size           of Interest       Ownership (1)
------------------                    -----           ----------        -----------
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

     The Partnership originally owned interests in seven operating investment properties. On October 2, 1998, Lake Sammamish Limited Partnership and Crow
PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership had an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third party. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. On November 20, 1998, Sunol Center Associates, a joint venture in which the Partnership had an interest, sold the property known as the Sunol Center Office Buildings, located in Pleasanton, California, to an unrelated third party for $15.75 million. The Partnership received net proceeds of approximately $15,532,000 from the sale of Sunol Center after deducting closing costs of approximately $161,000 and net closing proration adjustments of approximately $57,000.

     In addition, subsequent to year-end, on May 14, 1999 the Partnership sold the wholly-owned property known as the Crystal Tree Commerce Center, located in North Palm Beach, Florida, to an unrelated third party for $10.55 million. The Partnership received net proceeds of approximately $6,690,000 from the sale of Crystal Tree after deducting closing costs of approximately $295,000, net closing proration adjustments of approximately $287,000 and the repayment of the outstanding first mortgage loan and accrued interest of $3,278,000.

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

     Through March 31, 1999, the Limited Partners had received cumulative cash distributions totalling approximately $82,102,000, or $871.52 per original $1,000 investment for the Partnership's earliest investors. The Partnership's earliest investor group represents those Limited Partners admitted to the Partnership on October 29, 1985, the Partnership's first admittance date. Of the total cash distributions paid through March 31, 1999, $468.32 was from operations and $403.20 resulted from the sales of the Chandler's Reach Apartments, Monterra Apartments and Sunol Center properties. Subsequent to year-end, on June 15, 1999, the Partnership made a special capital distribution of $67 per original $1,000 investment which represented the net proceeds from the sale of the Crystal Tree property. Quarterly distributions were paid at the rate of 9% per annum on invested capital from inception through the quarter ended December 31, 1988. The distributions were reduced to 6% per annum effective for the quarter ended March 31, 1989 and were paid at that rate through the quarter ended March 31, 1990, at which point they were reduced to 2% per annum. Effective for the quarter ended December 31, 1992, the Partnership suspended the payment of quarterly distributions as part of an overall strategy aimed at accelerating the timetable for repaying the Partnership's zero coupon loans, the refinancings of which were completed during fiscal 1995. As a result, distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995. As a result of the improvement in operations of the properties in the Partnership's portfolio, particularly at Sunol Center, the Partnership increased the quarterly distribution to a 2% annualized return, effective for the distribution paid on May 15, 1997 for the quarter ended March 31, 1997. A substantial portion of the distributions paid has been sheltered from federal income tax liability. As reported in the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, the sales of Sunol Center, Chandler's Reach Apartments and Monterra Apartments significantly reduced the distributable cash flow to be received by the Partnership. As a result, the payment of a regular quarterly distribution was discontinued effective for the fourth quarter of fiscal 1999. The final regular quarterly distribution payment was made on February 12, 1999 for the quarter ended December 31, 1998.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the three remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. Management has been focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Subsequent to the sale of Crystal Tree, the remaining investments consist of joint venture interests in the Warner/Red Hill Business Center, the 1881 Worcester Road Office Building and the 625 North Michigan Office Building. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets, which would be followed by a liquidation of the Partnership, could be completed by the end of calendar year 1999.

     All of the Partnership's remaining investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The Partnership's office buildings compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances. Limited new construction and healthy economic growth have significantly improved the supply and demand fundamentals for office buildings in many markets throughout the country during fiscal 1999. Such factors have had a substantial influence on management's decision to pursue a liquidation of the remaining investments in the near term.

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

Item 2.  Properties

     At March 31, 1999, the Partnership had interests in four operating properties through direct ownership and joint venture partnerships. The properties and the related joint venture partnerships are referred to under Item 1 above to which reference is made for the name, location and description of each property. Occupancy figures for each fiscal quarter during 1999, along with an average for the year, are presented below for each property owned during fiscal 1999:

                                        Percent Occupied At
                          ------------------------------------------------------
                                                                     Fiscal 1999
                          6/30/98    9/30/98   12/31/98   3/31/99    Average
                          -------    -------   --------   -------    -------

Crystal Tree                100%       100%       100%     100% (3)    100%

Warner/Red Hill              98%        97%        99%     100%         99%

Monterra Apartments          96%        N/A (1)    N/A      N/A         N/A

Sunol Center                100%       100%        N/A (2)  N/A         N/A

Chandler's Reach
  Apartments                 95%        N/A (1)    N/A      N/A         N/A

1881 Worcester Road         100%       100%       100%     100%        100%

625 North Michigan Avenue    95%        95%        96%      93%         95%

(1)  The property was sold on October 2, 1998 as described in Item 1.

(2)  The property was sold on November 20, 1998 as described in Item 1.

(3) The property was sold subsequent to year-end, on May 14, 1999, as described in Item 1.

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1999 there were 7,163 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1999.

Item 6. Selected Financial Data

               PaineWebber Equity Partners One Limited Partnership
         For the years ended March 31, 1999, 1998, 1997, 1996 and 1995
                    (in thousands, except for per Unit data)

                         1999       1998        1997        1996        1995
                         ----       ----        ----        ----        ----

Revenues            $   4,936     $ 4,308    $  3,173   $   2,726    $  2,346

Operating loss      $  (1,537)    $  (878)   $ (1,099)  $  (1,739)   $ (1,637)

Gain on sale of
  operating
  investment
  property          $   7,373           -           -           -           -

Interest income
  on notes
  receivable from
  unconsolidated
  ventures          $     400     $   800    $    800   $     800   $     800

Partnership's share
  of unconsolidated
  ventures' losses  $    (233)    $  (178)   $   (107)  $    (324)  $    (715)

Partnership's share
  of gain on sale
  of operating
  investment
  properties        $  19,084           -           -           -           -

Partnership's share
  of losses due to
  impairment of
  operating
  investment
  properties                -           -           -           -    $ (8,703)

Net income (loss)   $  25,087     $  (256)   $   (406)  $  (1,263)   $(10,255)

Net income (loss)
  per Limited
  Partnership Unit  $   12.41     $  0.13)   $  (0.20)  $   (0.62)   $  (5.07)

Cash distributions
  from operations
  per Limited
  Partnership Unit  $    1.00     $  1.00    $   0.50   $    0.50           -

Cash distributions
  from sale,
  refinancing or
  other disposition
  transactions
  per Limited
  Partnership
  Unit              $   20.16           -           -           -           -


Total assets        $  34,107     $52,242    $ 49,736   $  51,255    $ 53,572

Long-term debt      $  15,357     $16,140    $ 11,152   $  11,356    $ 11,548

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from July 18, 1985 to July 17, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $100,000,000 were received by the Partnership from the sale of Partnership Units. The Partnership also received proceeds of $17,000,000 from the issuance of four zero coupon loans during the initial acquisition period. The proceeds of such borrowings, net of financing expenses of approximately $275,000, were used to pay the offering and organizational expenses, acquisition fees and acquisition-related expenses of the Partnership and to fund the Partnership's cash reserves. The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. As of the beginning of fiscal 1999, the Partnership retained an ownership interest in seven operating investment properties, which consisted of four office/R&D complexes, two multi-family apartment complexes and one mixed-use retail/office property. As discussed further below, during fiscal 1999 the two multi-family apartment complexes and one office/R&D complex were sold. In addition, subsequent to year-end, the mixed-use retail/office property was sold. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      As previously reported, in light of the continued strength in the national real estate market with respect to multi-family apartment properties and the improvements in the office/R&D property markets, management believes that this is an opportune time to sell the Partnership's portfolio of properties. As a result, management has been focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed by the end of calendar year 1999. The sale of the three remaining real estate investments would be followed by the liquidation of the Partnership.

      Marketing efforts for the sale of the Chandlers Reach and Monterra apartment properties commenced during the quarter ended June 30, 1998. On October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership had an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third parties. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement.

      Despite incurring sizable prepayment penalties on the repayment of both outstanding first mortgage loans, management believed that the current sale of the Chandler's Reach and Monterra properties was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of very favorable selling prices. The Partnership distributed $24,800,000 of the net proceeds from the sales of the Chandler's Reach and Monterra properties in the form of a special distribution to the Limited Partners of $248 per original $1,000 investment on November 13, 1998. The remainder of the net proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at its remaining investment properties. The Partnership recorded gains of $9,799,000 and $9,285,000, respectively, on the sales of the Chandler's Reach and Monterra operating investment properties.

      During the quarter ended June 30, 1998, the Partnership began exploring potential opportunities to sell Sunol Center, a 116,680 square foot office/R&D property in Pleasanton, California. As part of these efforts, the Partnership initiated discussions with real estate firms with a strong background in selling properties like Sunol Center. The Partnership subsequently selected a national firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in June 1998. As a result of those efforts, several offers were received. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer on September 21, 1998 and a non-refundable deposit of $750,000 was made on October 21, 1998. On November 20, 1998, Sunol Center Associates sold the Sunol Center
Office Buildings to this unrelated third party for $15.75 million. The Partnership received net proceeds of approximately $15,532,000 from the sale of Sunol Center after deducting closing costs of approximately $161,000 and net closing proration adjustments of approximately $57,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $15,520,000, or $155.20 per original $1,000 investment, on December 4, 1998. The Partnership recorded a gain of $7,373,000 on the sale of the operating investment property.

      With the sales of the Chandler's Reach Apartments, Monterra Apartments and Sunol Center Office Buildings during the quarter ended December 31, 1998, and the resulting reduction in distributable cash flow to be received by the Partnership, the payment of a regular quarterly distribution was discontinued beginning with the quarter ended March 31, 1999. A final regular quarterly distribution of $5.00 per original $1,000 investment, which is equivalent to a 2% annualized rate of return on an original $1,000 investment, was made on February 12, 1999 for the quarter ended December 31, 1998.

      The Crystal Tree Commerce Center in North Palm Beach, Florida was 100% leased on average for the year ended March 31, 1999, a 2% increase from the prior year. As previously reported, management had been positioning the Crystal Tree Commerce Center for a possible sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. As of March 31, 1999, 70% of the leases at the property were on a triple-net basis, up from 61% at the end of the prior quarter. With an occupancy level of 100% and a stable base of tenants, the Partnership believed this was an opportune time to sell the property. As part of its plan to market the property for sale, the Partnership selected a Florida real estate firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in December 1998. As a result of these sale efforts, twelve offers were received. As part of the sale efforts to reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were then asked to submit best and final offers and did so. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and negotiated a purchase and sale agreement which was signed on March 4, 1999. Subsequent to year-end, on May 14, 1999, Crystal Tree was sold for $10.55 million. The Partnership received net proceeds of approximately $6,690,000 from the sale of Crystal Tree after deducting closing costs of approximately $295,000, net closing proration adjustments of approximately $287,000 and the repayment of the outstanding first mortgage loan and accrued interest of $3,278,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $6,700,000, or $67 per original $1,000 investment, on June 15, 1999.

      The 64,000 square foot 1881 Worcester Road Office Building remained 100% leased as of March 31, 1999. As previously reported, while this two-story property was leased to two financially strong tenants with no lease expirations until December 31, 2002, the tenant leasing the entire second floor of the property informed the Partnership that it is consolidating its operations at another location and had requested a lease termination. This tenant's lease did not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement were completed during the fourth quarter of fiscal 1999. Because of the agreement on a lease termination, the property's leasing team was then able to negotiate and secure a new lease for all of the space being vacated by the former tenant. The new lease is at a higher rental rate than the rate payable under the former tenant's lease. This new tenant is expected to take occupancy by July 31, 1999. Now that this new lease has been signed, the Partnership and its co-venture partner have decided to sell 1881 Worcester Road. A firm has been selected to market the property for sale and, subsequent to the March 31, 1999 fiscal year-end, a sales package was finalized. Comprehensive sale efforts were underway by late May 1999. As previously reported, the owner of a gas station abutting the 1881 Worcester Road property notified the Partnership of a leak in an underground storage tank on the gas station property. They also notified the Partnership that contamination has migrated to the property because ground water flows in the direction of the 1881 Worcester Road building. At the time of the discovery of the gasoline leak, the Partnership received an indemnification from the operator of the gas station against any loss, cost or damage resulting from failure to remediate the contamination. Any buyer of the 1881 Worcester Road property will receive these same protections through an assignment of the indemnification agreement which would be made as part of any sale. The Partnership continues to assess the contamination of the property as well as monitor the status of any assessment and remediation activities by the operator of the gas station.

      The 625 North Michigan Office Building in Chicago, Illinois, was 95% leased on average for the year ended March 31, 1999, up from the average of 88% achieved for fiscal 1998. Approximately 21,000 square feet in five suites remain to be leased. During the fourth quarter of fiscal 1999, a new tenant signed a lease and took occupancy on 1,500 square feet of space. As previously reported an existing tenant that occupied approximately 8,000 square feet relocated and expanded into a total of 10,200 square feet. The space was renovated in preparation for the tenant's occupancy, which occurred in March. In addition, two tenants expanded their existing suites by a total of 2,724 square feet during the fourth quarter. Over the next year, twelve leases representing a total of 20,770 square feet are scheduled to expire. The property's leasing team expects that five of these tenants occupying 7,817 square feet will renew, and that the remaining space will be leased to new tenants. The property's leasing team continues to negotiate with two prospective tenants that would lease a total of approximately 6,500 square feet. As previously reported, the local market continues to display an improving trend. In this local market, where there is no current or planned new construction of office space, the market vacancy level at March 31, 1999 has been reduced to 10.1%, which places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan Avenue are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1999. The Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Now that this approval has been obtained, the Partnership is simultaneously exploring potential opportunities to sell this property with the development rights.

      The Warner/Red Hill Business Center had an average leased level of 99% for the year ended March 31, 1999, up from 87% for the prior year. There was a decline in occupancy at the end of the fourth quarter of fiscal 1999 that was expected and temporary. During the quarter, a tenant that occupies 15,266 square feet moved from the property. The leasing team subsequently negotiated a lease at the market's currently higher rental rates with a new tenant interested in occupying the entire 15,266 square foot space. This new tenant is scheduled to take occupancy by July 31, 1999. Also, this tenant has leased an additional 2,508 square feet space and is expected to take occupancy of this space in July 1999 when the tenant currently occupying the space moves from the property. In addition, a lease was signed with a new tenant that moved into 1,702 square feet during the quarter ended March 31, 1999. Also during the fourth quarter, a tenant occupying 8,656 square feet renewed its lease at the market's currently higher rental rate. Over the next twelve months one lease with a tenant occupying 7,793 square feet is scheduled to expire. With a strong occupancy level and a stable base of tenants, the Partnership believes it is an opportune time to sell the Warner/Red Hill Business Center. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this property type to market Warner/Red Hill for sale. Preliminary sales materials were prepared and initial marketing efforts were undertaken in March 1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. As of April 30, 1999, six offers were received, all of which were in excess of the property's 1998 year-end estimated value. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who have been asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership is currently in the process of negotiating a purchase and sale agreement with a prospective buyer. However, since any sale transaction remains contingent upon, among other things, the execution of a definitive sale agreement and satisfactory completion of the buyer's due diligence, there are no assurances that a sale will be completed. As previously reported, during fiscal 1998 the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in the fourth quarter of fiscal 1998. Previously the venture had been accounted for on the equity method.

      At March 31, 1999, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $5,753,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments, the funding of capital enhancements and potential leasing costs for its commercial property investments, and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis

      As noted above, the Partnership expects to be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1999 Compared to 1998
---------------------

      The Partnership had net income of $25,087,000 for the year ended March 31, 1999 as compared to a net loss of $256,000 in the prior year. The favorable change in net income (loss) was primarily a result of the gains realized from the sale of three operating investment properties during the current year. As discussed further above, the Partnership sold the consolidated Sunol Center Office Buildings on November 20, 1998 and realized a gain of $7,373,000. The Partnership also realized gains from the sales of the unconsolidated Chandler's Reach Apartments and Monterra Apartments, which were both sold on October 2, 1998, in the amounts of $9,799,000 and $9,285,000, respectively.

      Excluding the gains realized from the sales of the three operating investment properties, the Partnership's net income (loss) declined by $1,114,000 during fiscal 1999 due to a $659,000 increase in operating loss, a $400,000 decrease in interest income on notes receivable and a $55,000 increase in the Partnership's share of unconsolidated ventures' losses. The Partnership reported an operating loss of $1,537,000 for the year ended March 31, 1999 as compared to an operating loss of $878,000 for the prior year. This increase in operating loss was the result of an increase in expenses of $1,287,000, which was partially offset by an increase in revenues of $628,000. Expenses increasing was mainly attributable to higher interest expense recorded in fiscal 1999 on the Warner/Red Hill participating mortgage loan. Effective in fiscal 1999, the Partnership adopted Statement of Position 97-1, Accounting by Participating Mortgage Loan Borrowers ("SOP 97-1"), which establishes the borrower's accounting for a participating mortgage loan if the lender participates in increases in the market value of the mortgaged real estate project, the results of operations of that mortgaged real estate project, or both. SOP 97-1 states that if a lender is entitled to participate in the market value of the mortgaged real estate project, the borrower should determine the fair value of the participation feature at the inception of the loan and recognize a participation liability in that amount, with a corresponding entry to a debt discount account. The debt discount is to be amortized over the life of the loan using the interest method and the effective interest rate. At the end of each reporting period, the participation liability should be adjusted to equal the current fair value of the participation feature. The Partnership's mortgage participation liability related to the Warner/Red Hill debt totalled $1,830,000 at December 31, 1998. Due to the expected sale of the Warner/Red Hill property during fiscal 2000, the Partnership has elected to amortize the debt discount over the expected remaining holding period of two years as opposed to over the remaining term of the mortgage note. Amortization of the debt discount charged to interest expense totalled $932,000 for fiscal 1999. The increase in revenues reflected higher rental income and expense reimbursements due to the improved occupancies and rental rates achieved at the consolidated Warner/Red Hill and Crystal Tree properties during fiscal 1999, as well as higher interest and other income. Interest and other income increased due to the interest income earned on the temporary investment of the sales proceeds from the three operating investment properties discussed above pending the special distributions to the Limited Partners. In addition, as noted above, a portion of the sale proceeds from the Monterra and Chandler's Reach transactions was retained and added to the Partnership's cash reserves.

      Interest income on notes receivable from unconsolidated ventures related to loans made by the Partnership to the Monterra and Chandler's Reach joint ventures and declined in fiscal 1999 due to the sale of the ventures' properties. The Partnership's share of losses from unconsolidated ventures was $233,000 during the year ended March 31, 1999, as compared to losses of $178,000 for the prior year. This unfavorable change in the Partnership's share of unconsolidated ventures' losses was primarily the result of the prepayment penalties incurred in order to sell the Monterra and Chandler's Reach properties. As discussed further above, in order to prepay the outstanding debt on these two properties, the joint ventures incurred prepayment penalties of $500,000 and $354,000, respectively. The impact of the prepayment penalties was partially offset by an increase in operating income from the Monterra and Chandler's Reach properties, mainly due to higher rental rates achieved for the current year prior to the sales of the properties.

1998 Compared to 1997
---------------------

      The Partnership's net loss decreased by $150,000 in fiscal 1998, when compared to the prior year. This decrease in net loss was due to a $221,000 decrease in the Partnership's operating loss, which was partially offset by a $71,000 increase in the Partnership's share of unconsolidated ventures' losses. The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center, the consolidated Sunol Center joint venture and, beginning in fiscal 1998, the consolidated Warner/Red Hill joint venture, decreased largely due to increases in rental income at Sunol Center and Crystal Tree of $137,000 and $99,000, respectively, due to increases in the average occupancy levels at both properties. In addition, the Warner/Red Hill joint venture had net income of $55,000 for fiscal 1998. As noted above, Warner/Red Hill's operating results were accounted for under the equity method during fiscal 1997. The increases in rental income at Sunol Center and Crystal Tree and the net income at Warner/Red Hill were partially offset by an increase in general and administrative expenses of $70,000. General and administrative expenses increased primarily due to increases in certain professional fees and administrative costs related to the pursuit of management's disposition strategies, as discussed further above.

      The Partnership's share of unconsolidated ventures' losses increased by $71,000 largely due to unfavorable changes in the net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures. An unfavorable change of $112,000 in the Partnership's share of the net operating results of the 1881 Worcester Road joint venture was mainly due to a $150,000 decrease in rental revenue. Rental revenue decreased primarily due to a $100,000 termination fee received from a tenant that vacated prior to its lease expiration in fiscal 1997. The unfavorable change in net operating results at 625 North Michigan was primarily due to a $149,000 increase in repairs and maintenance expenses and a $147,000 increase in real estate taxes in fiscal 1998. Repairs and maintenance costs increased mainly due to the modernization of the building's elevator controls. The unfavorable changes in net operating results of the 1881 Worcester Road and 625 North Michigan joint ventures were partially offset by a favorable change of $35,000 in the net operating results of the Monterra joint venture. The favorable change in the net operating results of the Monterra joint venture was mainly due to an increase in average rental rates during fiscal 1998 as a result of the strong local apartment market. The resulting increase in rental revenues at Monterra was partially offset by an increase in the venture's repairs and maintenance expenses as a result of certain projects completed to prepare the property for a potential sale transaction. At the Chandler's Reach joint venture, a substantial increase in rental income was offset by the costs of certain maintenance projects completed during fiscal 1998, the most significant of which was the painting of the building exteriors.

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

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future. As discussed further above, during fiscal 1998 the Partnership became aware of the possibility of contamination at the 1881 Worcester Road property resulting from a leak in an underground storage tank at an adjacent gas station. The Partnership has received an indemnification from the former operator of the gas station against any loss, cost or damage resulting from a failure to remediate the contamination. There are no assurances, however, that the stigma associated with any known environmental problems will not restrict the marketability of this property over the near term, particularly in light of the Partnership's plan to liquidate its remaining investments during calendar year 1999.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. Limited new construction and healthy economic growth have significantly improved the supply and demand fundamentals for office buildings in many markets throughout the country over the past year. The commercial office segment has begun to experience new development activity in selected areas after several years of virtually no new supply being added to the market. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers office properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, the existing debt structure, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership commenced operations in 1985 and completed its thirteenth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's office buildings contain expense reimbursement clauses based on increases in property operating expenses. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation.

Item 7A.  Market Risk Disclosures

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents and mortgage notes payable. The cash equivalents are invested exclusively in short-term money market instruments and the long-term debt consists exclusively of fixed rate obligations. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts, and due to the Partnership's expected liquidation by the end of calendar year 1999, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    elected
  Name                        Office                     Age        to Office
  ----                        ------                     ---        ---------

Bruce J. Rubin         President and Director            39         8/22/96
Terrence E. Fancher    Director                          46         10/10/96
Walter V. Arnold       Senior Vice President and
                         Chief Financial Officer         50         10/29/85
David F. Brooks        First Vice President and
                         Assistant Treasurer             56         4/17/85*
Thomas W. Boland       Vice President and Controller     36         12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1999, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

      Effective for the quarter ended December 31, 1992, distributions to the Limited Partners were suspended in order to accumulate cash required to repay and refinance the Partnership's zero coupon loans. The last of the refinancing transactions was completed during fiscal 1995. Distributions were reinstated at a rate of 1% per annum on invested capital effective for the quarter ended March 31, 1995 and were increased to a rate of 2% per annum on invested capital effective for the quarter ended March 31, 1997. However, as a result of the sales of the Sunol Center, Chandler's Reach and Monterra properties during fiscal 1999, the distributable cash flow to be received by the Partnership has been significantly reduced. Accordingly, the payment of a regular quarterly distribution was discontinued effective for the fourth quarter of fiscal 1999. Furthermore, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal year ended March 31, 1999. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1999 is $185,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1999. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

      At March 31, 1999 accounts receivable - affiliates includes $26,000 of investor servicing fees due from the Warner/Red Hill joint venture for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at March 31, 1999 also includes $10,000 of expenses paid by the Partnership on behalf of certain of the joint ventures during fiscal 1993.

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

   (b) No reports on Form 8-K were filed during the last quarter of fiscal 1998. However, a Current Report on Form 8-K was filed by the Partnership subsequent to year-end to report the sale of the wholly-owned Crystal Tree Commerce Center and is hereby incorporated herein by reference.

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

                                 PAINEWEBBER EQUITY PARTNERS
                                 ONE LIMITED PARTNERSHIP


                                 By:  First Equity Partners, Inc.
                                      -------------------------
                                      Managing General Partner


                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        ---------------------
                                        Thomas W. Boland
                                        Vice President and Controller


Dated:  June 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                     Date: June 28, 1999
   ------------------------                     -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                Date: June 28, 1999
   ------------------------                     -------------
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


(13)          Annual Report to Limited Partners      No Annual Report for fiscal year
                                                     1999  has  been  sent to the Limited
                                                     Partners.  An Annual Report will be
                                                     sent to the Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item I of Part I of his
                                                     Report  Page  I-1,  to which eference
                                                     is hereby made.

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

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    Reference
                                                                    ---------

PaineWebber Equity Partners One Limited Partnership:

   Report of independent auditors                                     F-3

   Consolidated balance sheets as of March 31, 1999 and 1998          F-4

   Consolidated statements of operations for the years ended
     March 31, 1999, 1998 and 1997                                    F-5

   Consolidated statements of changes in partners' capital
     (deficit) for the years ended March 31, 1999, 1998 and 1997      F-6

   Consolidated statements of cash flows for the years ended
     March 31, 1999, 1998 and 1997                                    F-7

   Notes to consolidated financial statements                         F-9

   Schedule III - Real Estate and Accumulated Depreciation           F-28

1998 and 1997 Combined Joint Ventures of PaineWebber Equity Partners One Limited
Partnership:

   Report of independent auditors                                    F-29

   Combined balance sheets as of December 31, 1998 and 1997          F-30

   Combined statements of operations and changes in venturers'
     capital for the years ended December 31, 1998 and 1997          F-31

   Combined statements of cash flows for the years ended
     December 31, 1998 and 1997                                      F-32

   Notes to combined financial statements                            F-33

   Schedule III - Real Estate and Accumulated Depreciation           F-38

1996  Combined  Joint  Ventures  of  PaineWebber  Equity  Partners  One  Limited
Partnership:

   Reports of independent auditors                                   F-39

   Combined balance sheets as of December 31, 1997 and 1996          F-40

   Combined statements of operations and changes in venturers'
     capital for the years ended December 31, 1997 and 1996          F-41

   Combined statements of cash flows for the years ended
     December 31, 1997 and 1996                                      F-42

   Notes to combined financial statements                            F-43

   Schedule III - Real Estate and Accumulated Depreciation           F-49

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

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

      We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners One Limited Partnership as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners One Limited Partnership at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                      /s/ERNST & YOUNG LLP
                                      --------------------
                                      ERNST & YOUNG LLP



Boston, Massachusetts
June 18, 1999

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998
                    (In thousands, except for per Unit data)

                                           ASSETS
                                                      1999            1998
                                                      ----            ----
Operating investment properties:
   Land                                             $  3,700         $  5,218
   Building and improvements                          18,767           32,691
                                                    --------         --------
                                                      22,467           37,909
   Less accumulated depreciation                     (10,215)         (15,131)
                                                    --------         --------
                                                      12,252           22,778

Investments in and notes receivable
   from unconsolidated joint ventures,
   at equity                                          15,129           24,369
Cash and cash equivalents                              5,753            3,268
Prepaid expenses                                           -               13
Accounts receivable                                       29               69
Accounts receivable - affiliates                          36              308
Deferred rent receivable                                 138              415
Deferred expenses, net of accumulated
  amortization of $227 ($589 in 1998)                    292              732
Other assets                                             478              290
                                                    --------         --------
                                                    $ 34,107         $ 52,242
                                                    ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures             $     48         $     32
Accounts payable and accrued expenses                    368              412
Interest payable                                           -               71
Bonds payable                                              -            1,420
Mortgage notes payable (net of discount
  of $898 in 1999)                                    13,527           14,720
Mortgage participation liability                       1,830                -
                                                    --------         --------
      Total liabilities                               15,773           16,655

Partners' capital:
   General Partners:
     Capital contributions                                 1                1
     Cumulative net income (loss)                        308               44
     Cumulative cash distributions                    (1,038)          (1,018)

Limited Partners ($50 per unit;
  2,000,000 Units outstanding):
   Capital contributions, net of
   offering costs                                     90,055           90,055
     Cumulative net income (loss)                     11,110          (13,713)
     Cumulative cash distributions                   (82,102)         (39,782)
                                                    --------         --------
      Total partners' capital                         18,334           35,587
                                                    --------         --------
                                                    $ 34,107         $ 52,242
                                                    ========         ========



                             See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1999, 1998 and 1997
                    (In thousands, except for per Unit data)


                                                1999        1998         1997
                                                ----        ----         ----

Revenues:
   Rental income and expense
     reimbursements                         $   4,276   $   4,000   $   2,882
   Interest and other income                      660         308         291
                                            ---------   ---------   ---------
                                                4,936       4,308       3,173

Expenses:
   Interest expense                             2,053       1,137         995
   Depreciation expense                         1,759       1,464       1,324
   Property operating expenses                  1,671       1,593       1,153
   Real estate taxes                              301         351         271
   General and administrative                     475         482         412
   Amortization expense                           198         143         117
   Bad debt expense                                16          16           -
                                            ---------   ---------   ---------
                                                6,473       5,186       4,272
                                            ---------   ---------   ---------
Operating loss                                 (1,537)       (878)     (1,099)

Gain on sale of operating investment
  property                                      7,373           -           -

Investment income:
   Interest income on notes receivable
      from unconsolidated ventures                400         800         800
   Partnership's share of
      unconsolidated ventures' losses            (233)       (178)       (107)
   Partnership's share of gains on sale
      of unconsolidated operating
      investment properties                    19,084           -           -
                                            ---------   ---------   ---------

Net income (loss)                           $  25,087   $    (256)  $    (406)
                                            =========   =========   =========

Net income (loss) per Limited
  Partnership Unit                          $   12.41   $   (0.13)  $   (0.20)
                                            =========   =========   =========

Cash distributions per Limited
  Partnership Unit                          $   21.16  $     1.00   $    0.50
                                            =========  ==========   =========


     The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding for each year.








                             See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1999, 1998 and 1997
                                 (In thousands)


                                      General       Limited
                                      Partners      Partners       Total
                                      --------      --------       -----

Balance at March 31, 1996             $  (936)      $ 40,215      $ 39,279

Cash distributions                        (10)        (1,000)       (1,010)

Net loss                                   (4)          (402)         (406)
                                      -------       --------      --------

Balance at March 31, 1997                (950)        38,813        37,863

Cash distributions                        (20)        (2,000)       (2,020)

Net loss                                   (3)          (253)         (256)
                                      -------       --------      --------

Balance at March 31, 1998                (973)        36,560        35,587

Cash distributions                        (20)       (42,320)      (42,340)

Net income                                264         24,823        25,087
                                     --------       --------      --------

Balance at March 31, 1999            $   (729)      $ 19,063      $ 18,334
                                     ========       ========      ========

















                             See accompanying notes.



                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                                 1999           1998           1997
                                                                 ----           ----           ----

Cash flows from operating activities:
  Net income (loss)                                              $   25,087     $    (256)     $   (406)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
   Partnership's share of unconsolidated ventures' losses               233           178           107
   Gain on sale of operating investment property                     (7,373)            -             -
   Partnership share of gains on sale of unconsolidated
     operating investment properties                                (19,084)            -             -
   Depreciation and amortization                                      1,957         1,607         1,441
   Amortization of discount on note payable to insurance
     company                                                            932             -             -
   Amortization of deferred financing costs                              24            23            20
   Bad debt expense                                                      16            16           (21)
   Changes in assets and liabilities:
     Prepaid expenses                                                    13             -             -
     Accounts receivable                                                 24            54           (37)
     Accounts receivable - affiliates                                   272           (48)           (5)
     Deferred rent receivable                                           277            91          (168)
     Deferred expenses                                                  (95)            -           (80)
     Accounts payable and accrued expenses                              (44)         (138)          101
     Interest payable                                                   (71)           (2)            -
     Net advances from consolidated ventures                             16           (41)            -
                                                                 ----------     ---------      --------
        Total adjustments                                           (22,908)        1,740         1,358
                                                                 ----------     ---------      --------
        Net cash provided by operating activities                     2,184         1,484           952
                                                                 ----------     ---------      --------

Cash flows from investing activities:
    Net proceeds from sale of operating investment property          15,589             -             -
  Additions to operating investment properties                         (549)         (216)         (551)
  Payment of leasing commissions                                        (99)         (128)            -
  Distributions from unconsolidated joint ventures                   28,693         1,052         2,150
  Additional investments in unconsolidated
   joint ventures                                                      (602)       (1,160)       (1,054)
                                                                 ----------     ---------      --------
        Net cash provided by (used in) investing activities          43,032          (452)          545
                                                                 ----------     ---------      --------

Cash flows from financing activities:
  Repayment of principal on long-term debt                             (295)         (278)         (131)
  Payments on district bond assessments                                 (96)          (83)          (73)
  Distributions to partners                                         (42,340)       (2,020)       (1,010)
                                                                 ----------     ---------      --------
        Net cash used in financing activities                       (42,731)       (2,381)       (1,214)
                                                                 ----------     ---------      --------

Net increase (decrease) in cash and cash equivalents                  2,485        (1,349)          283

Cash and cash equivalents, beginning of year                          3,268         4,325         4,042

Cash and cash equivalents, Warner/Red Hill,
  beginning of year                                                       -           292             -
                                                                 ----------     ---------      --------

Cash and cash equivalents, end of year                           $    5,753     $   3,268      $  4,325
                                                                 ==========     =========      ========

Cash paid during the year for interest                           $    1,168     $   1,116      $    975
                                                                 ==========     =========      ========


Supplemental Schedule of Noncash Financing Activity:
----------------------------------------------------
  Discount on note payable to insurance company                  $  (1,830)     $       -      $      -

  Mortgage participation liability                                   1,830              -             -


                             See accompanying notes.

                         PAINEWEBBER EQUITY PARTNERS ONE
                               LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations
    -------------------------------------

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

      The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. During fiscal 1999, the Partnership sold its interests in an office/R&D complex and two multi-family apartment complexes. As of March 31, 1999, the Partnership retained an ownership interest in four operating investment properties, which consisted of three office/R&D complexes and one mixed-use retail/office property. Subsequent to year-end, on May 14, 1999 the Partnership sold its interest in the mixed-use retail/office property. The Partnership is currently focusing on potential disposition strategies for the three remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed prior to the end of calendar year 1999. The disposition of the remaining investments would be followed by a liquidation of the Partnership.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended March 31, 1999. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investment in six joint venture partnerships which own, or owned, operating properties. In addition, the Partnership owns one property directly, as further described in
Note 4. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. All of the joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of joint ventures' income or losses based on financial information of the ventures which is three months in arrears to that of the Partnership. See Note 5 for a description of the unconsolidated joint venture partnerships.

      As further discussed in Note 4, the Partnership acquired control of the Sunol Center joint venture in fiscal 1992. Accordingly, the joint venture was presented on a consolidated basis in the accompanying financial statements through the date of the sale of the venture's operating investment property on November 20, 1998. Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1998. Prior to fiscal 1998, the venture was accounted for on the equity method (see Note 5). As discussed above, the Sunol Center and Warner/Red Hill joint ventures both have a December 31 year-end and operations of the ventures are reported on a three-month lag. All material transactions between the Partnership and its consolidated joint ventures, except for lag-period cash transfers, have been eliminated in consolidation. Such lag-period cash transfers are accounted for as advances to or from consolidated ventures on the accompanying balance sheets.

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

      Through March 31, 1995, depreciation expense on the operating investment properties carried on the Partnership's consolidated balance sheet was computed using the straight-line method over the estimated useful lives of the operating investment properties, generally five years for furniture and fixtures and thirty years for the buildings. During fiscal 1996, circumstances indicated that the wholly owned Crystal Tree Commerce Center operating investment property might be impaired. The Partnership's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the Partnership reassessed its depreciation policy and commenced recording additional annual charges to depreciation expense in fiscal 1996 to adjust the carrying value of the Crystal Tree property such that it will match the expected reversion value at the time of disposition. Interest and taxes incurred during the construction period, along with acquisition fees paid to PaineWebber Properties Incorporated and costs of identifiable improvements, have been capitalized and are included in the cost of the operating investment properties.
Maintenance and repairs are charged to expense when incurred.

      Rental revenues for the operating investment properties are recognized on a straight-line basis over the life of the related lease agreements.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

     Deferred expenses generally consist of deferred leasing commissions and costs associated with the loans described in Note 6. The leasing commissions are being amortized using the straight-line method over the term of the related lease, and the loan costs are being amortized on the effective interest method over the terms of the respective loans. The amortization of loan costs is included in interest expense on the accompanying statements of operations.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the tax loss incurred will be allocated among the partners. The principal difference between the Partnership's accounting on a federal income tax basis and the accompanying financial statements prepared in accordance with generally accepted accounting principals (GAAP) relates to the methods used to determine the depreciation expense on the consolidated and unconsolidated operating investment properties. As a result of the difference in depreciation, the gains calculated upon the sale of the operating investment properties for GAAP purposes differ from those calculated for federal income tax purposes.

      The cash and cash equivalents, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates their fair value as of March 31, 1999 and 1998 due to the short-term maturities of these instruments. It was not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see Note 6). It is not practicable for management to estimate the fair value of the notes receivable from the joint ventures without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants (see Note 5).

      Certain fiscal 1998 and 1997 amounts have been reclassified to conform to the fiscal 1999 presentation.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to a 6% noncumulative annual return on their adjusted capital contributions. The General Partners and PWPI will then receive distributions until they have received concurrently an amount equal to 1.01% and 3.99%, respectively, of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners, and 3.99% to PWPI. Payments to PWPI represent asset management fees for PWPI's services in managing the business of the Partnership. No management fees were earned for the fiscal years ended March 31, 1999, 1998 and 1997. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

      Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $185,000, $181,000 and $179,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000, $14,000 and $9,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1999, 1998 and 1997, respectively.

      At March 31, 1999 and 1998, accounts receivable - affiliates includes $26,000 and $167,000, respectively, of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. At March 31, 1998, accounts receivable - affiliates also included $126,000 due from the two sold unconsolidated joint ventures for interest earned on permanent loans. Accounts receivable - affiliates at March 31, 1999 and 1998 also includes $10,000 and $15,000, respectively, of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

4.  Operating Investment Properties
    -------------------------------

      At March 31, 1999, the Partnership's balance sheet includes two operating investment properties (three at March 31, 1998): the wholly-owned Crystal Tree Commerce Center and the Warner/Red Hill Business Center, owned by Warner/Red Hill Associates, a majority-owned and controlled joint venture. On November 20, 1998, Sunol Center Associates, a joint venture in which the Partnership had an interest, sold the property known as the Sunol Center Office Buildings, to an unrelated third party for $15.75 million. The Partnership acquired a controlling interest in Sunol Center Associates during fiscal 1992 and in Warner/Red Hill Associates during fiscal 1998. Accordingly, the accompanying financial statements present the financial position and results of operations of these joint ventures on a consolidated basis beginning in the year in which control was obtained. Descriptions of the operating investment properties and the agreements through which the Partnership acquired its interests in the properties are provided below.

      Crystal Tree Commerce Center
      ----------------------------

      The Partnership acquired an interest in North Palm Crystal Associates (the "joint venture"), a Florida general partnership organized on October 23, 1985 in accordance with a joint venture agreement between the Partnership and Caruscan of Palm Beach Inc., a Florida corporation (the "co-venturer") to own and operate the Crystal Tree Commerce Center (the "property"). The property consists of three one-story retail plazas containing an aggregate of 74,923 square feet of leasable space and one four-story office building containing an aggregate of 40,115 square feet of leasable office space, each of which was completed in 1983. The property, which was 100% occupied as of March 31, 1999, is located in North Palm Beach, Florida.

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

      Subsequent to year-end, on May 14, 1999, the Partnership sold the wholly-owned Crystal Tree Commerce Center to an unrelated third party for $10.55 million. The Partnership received net proceeds of approximately $6,690,000 from the sale of Crystal Tree after deducting closing costs of approximately $295,000, net closing proration adjustments of approximately $287,000 and the repayment of the outstanding first mortgage loan and accrued interest of $3,278,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $6,700,000, or $67 per original $1,000 investment, on June 15, 1999. The Partnership will recognize a gain of approximately $1 million in fiscal 2000 in conjunction with the sale of the Crystal Tree property.

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

      The joint venture agreement provided that for the period from August 15, 1986 to July 31, 1989 for two buildings (one of these two buildings was sold on February 28, 1990) and August 15, 1986 to July 31, 1990 for one building, to the extent that the Partnership required funds to cover operating deficits or to fund shortfalls in the Partnership's Preference Return, as defined, the co-venturer was required to contribute such amounts to the Partnership. For financial reporting purposes, certain of the contributions made by the co-venturer to cover such deficits and shortfalls were treated as a reduction of the purchase price of the Property. The co-venturer defaulted on the guaranty obligation in fiscal 1990 and negotiations between the Partnership and the co-venturer to reach a resolution of the default were ongoing until fiscal 1992 when the venturers reached a settlement agreement. During fiscal 1992, the co-venturer assigned its remaining joint venture interest to the Managing General Partner of the Partnership. Concurrent with the execution of the settlement agreement, the property's management contract with an affiliate of the co-venturer was terminated. The co-venturer also executed a three-year non-interest bearing promissory note payable to the Partnership in the amount of $126,000. In exchange, it was agreed that the co-venturer or its affiliates would have no further liability to the Partnership for any guaranteed preference payments. Due to the uncertainty regarding the collection of the note receivable, such compensation will be recognized as payments are received. Subsequent to the execution of the note, the maturity date was extended to March 31, 1996. Through March 31, 1999, payments totalling $56,726 had been received on the note and recorded as a reduction to the carrying value of the operating investment properties. The balance due on this note of $69,274 had not been received as of March 31, 1999. The Partnership will continue to pursue collection of this balance during fiscal 2000. However, there are no assurances that any portion of this balance will be collected.

      On November 20, 1998, Sunol Center Associates sold the property known as the Sunol Center Office Buildings, to an unrelated third party for $15.75 million. The Partnership received net proceeds of approximately $15,532,000 from the sale of Sunol Center after deducting closing costs of approximately $161,000 and net closing proration adjustments of approximately $57,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $15,520,000, or $155.20 per original $1,000 investment, on December 4, 1998. The Partnership recognized a gain of $7,373,000 in fiscal 1999 in connection with the sale of the Sunol Center property.

      Warner/Red Hill Business Center
      -------------------------------

      The Partnership acquired an interest in Warner/Red Hill Associates (the "joint venture"), a California general partnership, on December 18, 1985 in accordance with a joint venture agreement between the Partnership and Los Angeles Warner Red Hill Company Ltd., (the co-venturer), to own and operate the Warner/Red Hill Business Center (the "Property"). The original co-venturer was an affiliate of The Paragon Group. The Property consists of three two-story office buildings totalling 93,895 net rentable square feet on approximately 4.76 acres of land. The Property, which was 100% leased as of March 31, 1999, is part of a 4,200 acre business complex in Tustin, California.

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

      The aggregate cash investment in the joint venture by the Partnership was $12,658,000 (including acquisition fees of $367,000 paid to the Adviser and closing costs of $6,000). The property was encumbered by a construction loan payable to a bank and a note payable to the co-venturer totalling $11,200,000 at the time of purchase. The construction loan was repaid during 1986 from the proceeds of the Partnership's capital contribution. At December 31, 1998, the property was encumbered by a loan with a principal balance of $5,076,000 (see
Note 6).

      The joint venture agreement provides that net cash flow (as defined), to the extent available, will be distributed as follows: First, the Partnership will receive a cumulative preference return, payable quarterly until paid in full, of $1,225,000 per year (or, if less, 10% per annum of the Partnership's investment). Second, remaining available net cash flow shall be used to make payments to the partners at a percentage equal to the prime rate of interest plus 1% on additional loans made by the partners to the Partnership. Third, remaining available net cash flow shall be used to make a payment to the co-venturer at a percentage equal to the prime rate of interest plus 1%, compounded annually, of capital contributions which, in accordance with the joint venture agreement, were required to be made by the co-venturer during 1988 and 1989 if net cash flow was insufficient to fund the Partnership's preference return. Fourth, any remaining net cash flow shall be used to make a payment to the Partnership at a percentage equal to the prime rate of interest plus 1% of any accumulated but unpaid Partnership preference return. Fifth, any remaining net cash flow shall be distributed on an annual basis in the ratio of 93% to the Partnership and 7% to the co-venturer (including adjustments for Default Loans). The cumulative unpaid preference return due to the Partnership at December 31, 1998 was $10,943,000, including accrued interest of $3,595,000.

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

      Proceeds  from  sale  or  refinancing   (net  of  the  mortgage   lender's
participation interest which is discussed further in Note 6) shall be distributed as follows: 1) to the Partnership in an amount equal to the Partnership's original investment (including the additional contributions discussed above); 2) to the co-venturer in an amount equal to any required additional capital contributions made; 3) to the Partnership in an amount equal to the cumulative Partnership preference return not yet paid; 4) to each partner pro rata to the extent of any other additional contributions of capital made by that partner and 5) the remaining balance 90% to the Partnership and 10% to the co-venturer.

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

      The joint venture entered into a property management contract with an affiliate of the original co-venturer cancelable at the joint venture's option upon the occurrence of certain events. The management fee is equal to 4% of gross rents, as defined.

      The following is a combined summary of property operating expenses for the Crystal Tree Commerce Center, Sunol Center Office Building and the Warner/Red Hill Business Center as reported in the Partnership's statement of operations for the years ended March 31, 1999 and 1998 and for the Crystal Tree Commerce Center and Sunol Center Office Building as reported in the Partnership's statements of operations for the year ended March 31, 1997 (in thousands):

                                            1999        1998        1997
                                            ----        ----        ----
      Property operating expenses:
         Repairs and maintenance          $     573    $    393    $    221
         Utilities                              374         346         202
         Insurance                               64          82          61
         Administrative and other               590         703         641
         Management fees                         70          69          28
                                          ---------    --------    --------
                                          $   1,671    $  1,593    $  1,153
                                          =========    ========    ========

5.  Investments in Unconsolidated Joint Ventures
    --------------------------------------------

      As of March 31, 1999, the Partnership had investments in two unconsolidated joint ventures which own operating investment properties (four at March 31, 1998). As discussed further in Note 4, during fiscal 1998 the Partnership obtained control over the affairs of the Warner/Red Hill joint venture. Accordingly, this venture is presented on a consolidated basis in the fiscal 1998 financial statements. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year basis.

      On October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership had an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third party. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership distributed $24,800,000 of the net proceeds from the sales of the Chandler's Reach and Monterra properties in the form of a special distribution to the Limited Partners of $248 per original $1,000 investment on November 13, 1998. The remainder of the net proceeds were retained and added to the
Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at its remaining investment properties. The Partnership recorded gains of $9,799,000 and $9,285,000, respectively, on the sales of the Chandler's Reach and Monterra operating investment properties.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows:

                        Condensed Combined Balance Sheets
                           December 31, 1998 and 1997
                                 (in thousands)
                                     Assets
                                                         1998        1997
                                                         ----        ----

    Current assets                                    $   1,185   $   1,104
    Operating investment properties, net                 35,564      51,956
    Other assets                                          4,043       3,913
                                                      ---------   ---------
                                                      $  40,792   $  56,973
                                                      =========   =========

                             Liabilities and Capital

    Current liabilities                               $   2,054   $   2,952
    Other liabilities                                       220         295
    Long-term debt and notes payable to venturers             -      16,020
    Partnership's share of combined capital              14,990      15,507
    Co-venturers' share of combined capital              23,528      22,199
                                                      ---------   ---------
                                                      $  40,792   $  56,973
                                                      =========   =========

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                1998     1997        1996
                                                ----     ----        ----
   Revenues:
     Rental income and expense
       recoveries                          $  10,540  $  10,194   $  10,910
     Interest and other income                   486        517         361
                                           ---------  ---------   ---------
        Total revenues                        11,026     10,711      11,271

   Expenses:
     Property operating expenses               3,618      3,991       4,000
     Real estate taxes                         1,852      2,290       2,139
     Mortgage interest expense                 1,379        730       1,068
     Interest expense payable to partner         600        800         800
     Depreciation and amortization             3,175      2,953       3,163
                                           ---------  ---------   ---------
                                              10,624     10,764      11,170
                                           ---------  ---------   ---------

   Operating income (loss)                       402        (53)        101
   Gain on sale of operating
     investment properties                    21,963          -           -
                                           ---------  ---------   ---------

   Net income (loss)                       $  22,365  $     (53)  $     101
                                           =========  =========   =========

   Net income (loss):
     Partnership's share of
      combined net income (loss)           $  19,396  $    (132)  $     (61)
     Co-venturers' share of
      combined net income (loss)               2,969         79          162
                                           ---------  ---------   ----------
                                           $  22,365  $     (53)  $      101
                                           =========  =========   ==========

                   Reconciliation of Partnership's Investment
                             March 31, 1999 and 1998
                                 (in thousands)

                                                         1998        1997
                                                         ----        ----
    Partnership's share of capital at
      December 31, as shown above                     $  14,990   $  15,507
    Excess basis due to investment in joint
      ventures, net (1)                                     328         873
    Partnership's share of ventures' current
      liabilities and long-term debt                          -       8,039
    Timing differences due to distributions received
      from and contributions sent to joint ventures
      subsequent to December 31 (see Note 2)               (189)        (50)
                                                      ---------   ---------
         Investments in unconsolidated joint
           ventures, at equity at March 31            $  15,129   $  24,369
                                                      =========   =========

(1) The Partnership's investments in joint ventures exceeds its share of the combined joint ventures' capital accounts by approximately $328,000 and $873,000 at March 31, 1999 and 1998, respectively. This amount, which represents acquisition fees and other expenses incurred by the Partnership in connection with the acquisition of its joint venture interests is being amortized over the estimated useful lives of the related operating properties (generally 30 years).

               Reconciliation of Partnership's Share of Operations
                          March 31, 1999, 1998 and 1997
                                 (in thousands)

                                             1998        1997        1996
                                             ----        ----        ----
    Partnership's share of combined net
      income (loss) as shown above         $ 19,396   $    (132)  $     (61)
    Amortization of excess basis               (545)        (46)        (46)
                                           --------   ---------   ---------
    Partnership's share of unconsolidated
      ventures' net income (losses)        $ 18,851   $    (178)  $    (107)
                                           ========   ==========  =========

    The Partnership's share of the unconsolidated ventures' net income (losses) is presented as follows in the consolidated statements of operations (in thousands):

                                             1998        1997        1996
                                             ----        ----        ----

    Partnership's share of
       unconsolidated ventures' losses     $   (233)  $   (178)   $    (107)
    Partnership's share of gain on sale
      of operating investment properties      19,084         -            -
                                           ---------  --------    ---------
                                           $  18,851  $   (178)   $    (107)
                                           =========  ========    =========

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

      Investments  in   unconsolidated   joint  ventures,   at  equity,  on  the
accompanying balance sheets at March 31, 1999 and 1998 is comprised of the following equity method carrying values (in thousands):

                                                         1998        1997
                                                         ----        ----
    Investments in joint ventures, at equity:
      Crow PaineWebber LaJolla, Ltd.                  $      -    $    2,063
      Lake Sammamish Limited Partnership                     -        (1,058)
      Framingham 1881 - Associates                       2,418         2,672
      Chicago-625 Partnership                           12,711        12,692
                                                      --------    ----------
                                                        15,129        16,369
    Notes receivable:
      Crow PaineWebber LaJolla, Ltd.                         -         4,000
      Lake Sammamish Limited Partnership                     -         4,000
                                                      --------    ----------
                                                             -         8,000
                                                      --------    ----------
                                                      $ 15,129    $   24,369
                                                      ========    ==========


     Cash distributions received from the Partnership's unconsolidated joint ventures for the years ended March 31, 1999, 1998 and 1997 are as follows (in thousands):

                                               1999        1998        1997
                                               ----        ----        ----

    Warner/Red Hill Associates             $      -   $       -   $     604
    Crow PaineWebber LaJolla, Ltd.           14,779          27         176
    Lake Sammamish Limited Partnership       12,320           -          22
    Framingham 1881 - Associates                610           -         200
    Chicago - 625 Partnership                   984       1,025       1,148
                                           --------   ---------   ---------
                                           $ 28,693   $   1,052   $   2,150
                                           ========   =========   =========

     For the years ended March 31, 1999, 1998 and 1997, the Partnership earned interest income of $400,000, $800,000 and $800,000, respectively, from the notes receivable described below in the discussions of Crow PaineWebber LaJolla, Ltd. and Lake Sammamish Limited Partnership.

     Descriptions of the properties owned by the unconsolidated joint ventures and the terms of the joint venture agreements are summarized as follows:

      a.  Crow PaineWebber LaJolla, Ltd.
          ------------------------------

      On July 1, 1986 the Partnership acquired an interest in Crow PaineWebber LaJolla, Ltd. (the "joint venture"), a Texas limited partnership organized in accordance with a joint venture agreement between the Partnership and Crow-Western #302 - San Diego Limited Partnership, a Texas limited partnership (the "co-venturer"), to construct and operate the Monterra Apartments (the "Property"). The co-venturer was an affiliate of the Trammell Crow organization. The Property consists of garden-style apartments situated on 7 acres of land and includes 180 one-and two-bedroom units, comprising approximately 136,000 square feet in LaJolla, California. As discussed above, the property was sold on October 2, 1998 to an unrelated third party for $20.1 million.

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

      Net cash flow from operations of the joint venture was distributed quarterly in the following order of priority: 1) the Partnership and the co-venturer were each repaid accrued interest and principal, in that order, on any optional loans (as described below) they made to the joint venture; 2) the Partnership received a cumulative annual preferred return of 10% per annum on the Partnership's Investment; and 3) any remaining net cash flow was to be distributed 85% to the Partnership and 15% to the co-venturer. The cumulative unfunded amount relating to the Partnership's preferential return was $4,940,000 at October 2, 1998, the date the property was sold.

      To the extent that there were distributable funds, as defined, net income (other than gain from a sale or other disposition of the Property) was allocated to the Partnership to the extent of its preferential return, with the remainder allocated 85% to the Partnership and 15% to the co-venturer. In the event there were no distributable funds, as defined, net income was allocated 85% to the Partnership and 15% to the co-venturer; net losses (other than losses from a sale or other disposition of the Property) were allocated 99% to the Partnership and 1% to the co-venturer, provided that if the co-venturer had a credit balance in its capital account, it was entitled to its appropriate share of losses to offset any such credit balance prior to any further allocation of net losses to the Partnership.

      Gains from a sale or other disposition of the Property were allocated as follows: (i) to the Partners to the extent of, and among them in the ratio of, their respective capital account deficit balances; (ii) to the Partnership until the Partnership's capital account was increased to a credit equal to the net proceeds to be distributed to the Partnership pursuant to subparagraphs (2) and
(3) of the distribution of net proceeds paragraph, (iii) to the co-venturer in the ratio necessary to cause the co-venturer's capital account balance to be in the ratio of 85% to the Partnership and 15% to the co-venturer, and (iv) the balance, if any, 85% to the Partnership and 15% to the co-venturer.

      The joint venture had a note payable to the Partnership in the amount of $4,000,000 which bore interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note was unsecured. All unpaid principal and interest on the note was due on July 1, 2011. This note was repaid out of the proceeds from the sale of the property. Interest expense on the note, which was payable on a quarterly basis, amounted to $200,000, $400,000 and $400,000, respectively, for the years ended March 31, 1999, 1998 and 1997.

      The Partnership received an annual investor servicing fee of $10,000 for the reimbursement of certain costs incurred to report the operations of the joint venture to the Limited Partners of the Partnership.

      The joint venture entered into a management contract with an affiliate of the co-venturer which was cancelable at the option of the Partnership upon the occurrence of certain events. The management fee was 5% of gross rents collected.

b.  Lake Sammamish Limited Partnership
    ----------------------------------

      The Partnership acquired an interest in Lake Sammamish Limited Partnership (the "Joint Venture"), a Texas limited partnership organized on October 1, 1986 in accordance with a joint venture agreement between the Partnership, Crow-Western #504-Lake Sammamish Limited Partnership ("Crow") and Trammell S. Crow (the "Limited Partner") to own and operate Chandler's Reach Apartments (the "Property"). The Property is situated on 8.5 acres of land and consists of 166 units with approximately 135,110 net rentable square feet in eleven two-and three-story buildings. The Property is located in Redmond, Washington. As discussed above, the Property was sold on October 2, 1998 to an independent third party for $17.85 million.

      The aggregate cash investment (including a note receivable of $4,000,000) in the joint venture by the Partnership was $10,541,000 (including an acquisition fee of $340,000 paid to the Adviser). At October 2, 1998, the date the property was sold, the property was encumbered by a loan with a principal amount of $3,402,000 (see Note 6).

      Net cash flow (as defined) was distributed quarterly in the following order of priority: First, the Partnership and Crow were each repaid accrued interest and principal, in that order, on any optional loans. Second, the Partnership received a cumulative annual preferred return of 10% per annum of its Investment. Third, to the extent of available net cash flow prior to the end of the Guaranty Period, the Partnership was to receive a distribution equal to $350,000. Fourth, any remaining net cash flow was to be distributed 75% to the Partnership and 25% to Crow and the Limited Partnership. The cumulative amount of the preference return due to the Partnership at October 2, 1998, the date the property was sold, was approximately $2,497,000.

      Net income (other than gains from a sale or other disposition of the Property) was allocated to the Partnership, to the extent of distributable funds distributed to the Partnership with the remainder allocated 75% to the Partnership and 25% to Crow. In the event there were no distributable funds from operations, net income was allocated 75% to the Partnership and 25% to Crow and the Limited Partner; net losses (other than losses from a sale or other disposition) were allocated 99% to the Partnership and 1% to Crow and the Limited Partner, provided that if Crow or the Limited Partner had a credit balance in its capital account, it was entitled to its appropriate share of losses to offset any such credit balance prior to any further allocation of net losses to the Partnership.

      The joint venture had a note payable to the Partnership in the amount of $4,000,000 which bore interest at 10% per annum. As a result of the debt modification discussed in Note 6, this note was unsecured. All unpaid principal and interest on the note was due on October 1, 2011. This note was repaid out of the proceeds from the sale of the property. Interest expense on the note, which was payable on a quarterly basis, amounted to $200,000, $400,000 and $400,000, respectively, for the years ended March 31, 1999, 1998 and 1997.

      The Partnership received an annual investor servicing fee of $10,000 for the reimbursement of certain expenses incurred to report the operations of the joint venture to the Limited Partners of the Partnership.

      Crow or an affiliate received an annual management fee of $10,000 for services rendered in managing the joint venture. In addition, the joint venture entered into a management contract with an affiliate of Crow, which was cancelable at the option of the Partnership upon the occurrence of certain events. The annual management fee, payable monthly, was 5% of gross rents collected.

      c.  Framingham - 1881 Associates
          ----------------------------

      The Partnership acquired an interest in Framingham - 1881 Associates (the "joint venture"), a Massachusetts general partnership on December 12, 1986 in accordance with a joint venture agreement between the Partnership, Furrose
Associates Limited Partnership, and Spaulding and Slye Company, to own and operate the 1881 Worcester Road office building (the "Property"). Prior to the Partnership's acquisition, Furrose Associates Limited Partnership and Spaulding & Slye Company had formed an existing Partnership. They each had sold a portion of their interest to the Partnership and hereafter will be referred to as "the Selling Partners". The Property consists of 64,189 net rentable square feet in one two-story building. The Property, which was 100% leased as of March 31, 1999, is located in Framingham, Massachusetts. During fiscal 1998, the Partnership became aware of potential contamination on the 1881 Worcester Road property as a result of a leak in an underground storage tank of an adjacent gas station. The Partnership received an indemnification from the former gas station operator against any loss, cost or damage resulting from the failure to remediate the contamination. The extent of the contamination and its ultimate impact on the operations and market value of the 1881 Worcester Road property cannot be determined at this time.

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

      The joint venture agreement provides that net cash flow (as defined), to the extent available, will generally be distributed monthly in the following order of priority: First, beginning December 31, 1989 the Partnership and the Selling Partners will each be paid accrued interest on any advances they made to the Partnership. Second, the Partnership will receive a cumulative annual preferred return of 9.5% per annum on its Net Investment for the first five years after the Closing Date and 9.75% per annum on its Net Investment thereafter. Third, the Partnership and the Selling Partners will be paid accrued interest on advances from net cash flow generated through November 30, 1989. Fourth, the Selling Partners will receive an amount equal to Mandatory Contributions. Fifth, the Selling Partners will receive a preferred return on Mandatory Contributions made in year 2 and year 3, if any, of 9.5% per annum through November 30, 1991 and 9.75% per annum thereafter. Sixth, payment will be made to the Capital Reserve, as defined in the joint venture agreement. Seventh, remaining net cash flow will be distributed 70% to the Partnership and 30% to the Selling Partners. The amount of the preference payable to the Partnership pursuant to the second clause above is calculated as a percentage of capital remaining after any amounts are distributed as a return on capital and by any amounts distributed as a return of capital through sale or refinancing. The cumulative unpaid preference return payable to the Partnership at December 31, 1998 was $5,756,000.

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

      d.  Chicago - 625 Partnership
          -------------------------

      The Partnership acquired an interest in Chicago - 625 Partnership (the "joint venture"), an Illinois general partnership organized on December 16, 1986 in accordance with a joint venture agreement between the Partnership, an affiliate of the Partnership and Michigan-Ontario Limited, an Illinois limited partnership and affiliate of Golub & Company (the "co-venturer"), to own and operate the 625 North Michigan Avenue Office Tower (the "property"). The property is a 27-story commercial office tower containing an aggregate of 324,829 square feet of leasable space on approximately .38 acres of land. The property, which was 93% leased as of March 31, 1999, is located in Chicago, Illinois.

      The aggregate cash investment made by the Partnership for its current interest was $17,278,000 (including an acquisition fee of $383,000 paid to the Adviser). At the same time the Partnership acquired its interest in the joint venture, PaineWebber Equity Partners Two Limited Partnership (PWEP2), an affiliate of the Managing General Partner with investment objectives similar to the Partnership's investment objectives, acquired an interest in this joint venture. PWEP2's aggregate cash investment for its current interest was $26,010,000 (including an acquisition fee of $1,316,000 paid to PWPI). During 1990, the joint venture agreement was amended to allow the Partnership and PWEP2 the option to make contributions to the joint venture equal to total costs of capital improvements, leasehold improvements and leasing commissions ("Leasing Expense Contributions") incurred since April 1, 1989, not in excess of the accrued and unpaid Preference Return due to the Partnership and PWEP2. The Partnership has made Leasing Expense Contributions totalling approximately $3,177,000 through December 31, 1998.

      During   calendar   1995,   circumstances   indicated   that  Chicago  625
Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less than the carrying amount at the time of disposition. As a result of such assessment, the venture reassessed its depreciation policy and commenced recording additional annual depreciation charges to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition.

      The joint venture agreement provides for aggregate distributions of cash flow and sale or refinancing proceeds to the Partnership and PWEP2 (collectively, the "PWEP Partners"). These amounts are then distributed to the Partnership and PWEP2 based on their respective cash investments in the joint venture exclusive of acquisition fees (approximately 41% to the Partnership and 59% to PWEP2).

      Net cash flow, as defined, is to be distributed, within 15 days after the end of each calendar month, in the following order of priority: First, to the PWEP Partners until the PWEP Partners have received an amount equal to one-twelfth of the lesser of $3,722,000 or 9% of the PWEP net investment, as defined, for the month ("PWEP Preference Return") plus any amount of PWEP Preference Return not theretofore paid in respect to that fiscal year for which such distribution is made. Second, to the payment of all unpaid accrued interest on all outstanding default notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding default notes. Third, to the payment of all unpaid accrued interest on all outstanding operating notes, as defined in the Agreement, and then to the repayment of any principal amounts on such outstanding operating notes. Fourth, 70% to the PWEP Partners and 30% to Michigan-Ontario. The cumulative unpaid and unaccrued Preference Return due to the Partnership totalled $6,459,000 at December 31, 1998.

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

6.  Mortgage Notes Payable

      Mortgage notes payable on the Partnership's consolidated balance sheets at March 31, 1999 and 1998 consist of the following (in thousands):

                                                       1999          1998
                                                       ----          ----

     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property  (see  discussion  below).
     Monthly payments including interest
     of $55  are due  beginning  July 1,
     1994  through  maturity  on May 31,
     2000.  The  terms of the note  were
     modified  effective  May 31,  1994.
     The fair value of the mortgage note
     payable  approximated  its carrying
     value at March 31, 1999 and 1998.              $ 6,088        $ 6,188

     8.39%  nonrecourse  note payable to
     an  insurance  company,  which  was
     secured   by   the   Crystal   Tree
     Commerce      Center      operating
     investment property (see discussion
     below).  Monthly payments including
     interest of $28 were due  beginning
     November 15, 1994 through  maturity
     on  September  19,  2001.  The fair
     value of the mortgage  note payable
     approximated  its carrying value at
     March  31,  1999  and  1998.                     3,261          3,318

     Nonrecourse   note  payable  to  an
     insurance  company which is secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of  August  1,  2003.                            5,076          5,214
                                                    -------        -------
                                                     14,425         14,720
     Less:  Discount on Warner/Red  Hill
     debt, net of  amortization  of $932
     in  1999  (see  discussion   below)               (898)             -
                                                    -------        -------
                                                    $13,527        $14,720
                                                    =======        =======

      The scheduled annual principal payments to retire notes payable are as follows (in thousands):

                  2000              $    314
                  2001                 6,193
                  2002                 3,283
                  2003                   156
                  Thereafter           4,479
                                    --------
                                    $ 14,425
                                    ========

      On April 29, 1988, the Partnership borrowed $4,000,000 in the form of a zero coupon loan secured by the 625 North Michigan operating property which had a scheduled maturity date in May of 1995. The terms of the loan agreement required that if the loan ratio, as defined, exceeded 80%, the Partnership was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During fiscal 1994, the lender informed the Partnership that based on an interim property appraisal, the loan ratio exceeded 80% and that a deposit of additional collateral was required. Subsequently, the Partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender. In December 1993, the Partnership deposited additional collateral of $144,000 in accordance with the higher appraised value. The lender accepted the Partnership's deposit of additional collateral but disputed whether the Partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. During the quarter ended June 30, 1994, an agreement was reached with the lender of the zero coupon loan on a proposal to refinance the loan and resolve the outstanding disputes. The terms of the agreement required the Partnership to make a principal pay down of $541,000, including the application of the additional collateral referred to above. The maturity date of the loan which requires principal and interest payments on a monthly basis as set forth above, was extended to May 31, 1999. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from the Partnership aggregating approximately $700,000 through the scheduled maturity date. Formal closing of the modification and extension agreement occurred on May 31, 1994. Subsequent to year-end, the Partnership negotiated a one-year extension of the maturity date to May 31, 2000. The interest rate of 9.125% and monthly principal and interest payments of $55,000 remain unchanged. The Partnership paid an extension fee of $30,000 to the lender to obtain the extension.

      In addition, during 1986 and 1987 the Partnership received the proceeds from three additional nonrecourse zero coupon loans in the initial amounts of $3 million, $4.5 million and approximately $1.9 million, which were secured by the Warner/Red Hill office building, the Monterra Apartments and the Chandler's Reach Apartments, respectively. Legal liability for the repayment of the loans secured by the Warner/Red Hill and Monterra properties rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. The Partnership indemnified Warner/Red Hill Associates and Crow/PaineWebber - LaJolla, Ltd., along with the related co-venture partners, against all liabilities, claims and expenses associated with these borrowings. Interest expense on the Warner/Red Hill and Monterra loans accrued at 9.36%, compounded annually, and was due at maturity in August of 1993 and September of 1994, respectively, at which time total principal and interest payments aggregating $5,763,000 and $8,645,000, respectively, became due and payable. The nonrecourse zero coupon loan secured by the Chandler's Reach Apartments, which bore interest at 10.5%, compounded annually, matured on August 1, 1994 with an outstanding balance of $3,462,000. During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent to modify and extend the maturity of the Warner/Red Hill zero coupon loan with the existing lender. The terms of the extension and modification agreement, which was finalized in August 1994, provide for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan will bear interest at 2.875% per annum and monthly principal and interest payments of $24,000 plus "appreciation interest" which is due upon the sale of the property or at maturity, will be required The loan payable is subject to a prepayment penalty as described in the amended and restated loan agreement. Additionally, the insurance company has the option to purchase the Business Center in accordance with the terms of the "purchase option" described in the loan agreement if the Partnership desires or intends to sell the Business Center. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property or at maturity, which ever is sooner, the lender will receive appreciation interest equal to 40% of the amount by which the fair market value of the Business Center exceeds the sum of the outstanding principal and accrued interest for the subject loan and $350,000. The $350,000 is an equity contribution which was required by the extension and modification agreement. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds are to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property. The balance of the escrow account is to be maintained at a minimum level of $150,000. In the event that the escrow balance falls below $150,000, all net cash flow from the property is to be deposited into the escrow until the minimum balance is re-established. The balance of the escrow account was $153,000 and $150,000 at December 31, 1998 and 1997, respectively. It is not practicable for management to estimate the fair value of the mortgage note secured by the Warner/Red Hill property without incurring excessive costs due to the unique terms of the note.

      Effective in fiscal 1999, the Partnership adopted Statement of Position 97-1, Accounting by Participating Mortgage Loan Borrowers ("SOP 97-1"), which establishes the borrower's accounting for a participating mortgage loan if the lender participates in increases in the market value of the mortgaged real estate project, the results of operations of that mortgaged real estate project, or both. SOP 97-1 states that if a lender is entitled to participate in the market value of the mortgaged real estate project, the borrower should determine the fair value of the participation feature at the inception of the loan and recognize a participation liability in that amount, with a corresponding entry to a debt discount account. The debt discount is to be amortized over the life of the loan using the interest method and the effective interest rate. At the end of each reporting period, the participation liability should be adjusted to equal the current fair value of the participation feature. The Partnership's mortgage participation liability related to the Warner/Red Hill debt totalled $1,830,000 at December 31, 1998. Due to the expected sale of the Warner/Red Hill property during fiscal 2000, the Partnership has elected to amortize the debt discount over the expected remaining holding period of two years as opposed to over the remaining term of the mortgage note. Amortization of the debt discount charged to interest expense totalled $932,000 for fiscal 1999.

      During September 1994, the Partnership obtained three new nonrecourse, current-pay mortgage loans and used the proceeds to pay off the zero coupon loans secured by the Monterra and Chandler's Reach apartment properties. These three new loans were in the amounts of $3,600,000 secured by the Chandler's Reach Apartments, $4,920,000 secured by the Monterra Apartments and $3,480,000 secured by the Crystal Tree Commerce Center. The legal liability for the loans secured by the Chandler's Reach Apartments and the Monterra Apartments rested with the related joint ventures and, accordingly, these amounts were recorded on the books of the joint ventures. These loans were repaid in full during fiscal 1999 from the proceeds of the sales of the properties as described in Note 5. The legal liability for the loan secured by the Crystal Tree Commerce Center rested with the Partnership and, accordingly, this loan was recorded on the books of the Partnership. The Crystal Tree loan bore interest at a rate of 8.39% and required monthly principal and interest payments of $28,000 through maturity in September 2001. This loan was repaid in full subsequent to year-end upon the sale of the Crystal Tree operating property (see Note 4).

7.  Bonds Payable
    -------------

      Bonds payable consisted of the Sunol Center joint venture's share of liabilities for bonds issued by the City of Pleasanton, California for public improvements that benefit the Sunol Center operating investment property. Bond assessments are levied on a semi-annual basis as interest and principal become due on the bonds. The bonds for which the property is subject to assessment bear interest at rates ranging from 5% to 7.875%, with an average rate of 7.2%. Principal and interest are payable in semi-annual installments and mature in years 2004 through 2017. Since the operating investment property was sold on November 20, 1998, the liability for the bond assessments has been transferred to the buyer. Therefore, the Sunol Center joint venture is no longer be liable for the bond assessments.

8.  Rental Revenues
    ---------------

      The Crystal Tree and Warner/Red Hill operating investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Approximate minimum future rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

        Year ending December 31,     Amount
        ------------------------     ------

                  1999               $ 2,500
                  2000                 2,131
                  2001                 1,833
                  2002                 1,413
                  2003                   242
                                     -------
                                     $ 8,119
                                     =======

Schedule III - Real Estate and Accumulated Depreciation

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1999
                                 (In thousands)

                                                  Cost
                                               Capitalized
                                               (Removed)                                                               Life on Which
                              Initial Cost to  Subsequent to                                                           Depreciation
                              Partnership/     Acquisition  Gross Amount at Which Carried at                           in Latest
                              Venture          Land                    End of Year                                     Income
                              Buildings &      Buildings &       Buildings &        Accumulated  Date of      Date     Statement
Description Encumbrances Land Improvements     Improvements Land Improvements Total Depreciation Construction Acquired is Computed
----------- ------------ ---- ------------     ------------ ---- ------------ ----- ------------ ------------ -------- -----------

Shopping
 Center
North Palm
Beach,
  FL        $ 3,261      $3,217  $15,598       $(1,747)     $2,444  $14,624   $17,068   $ 7,269       1983      10/23/85    5-27 yrs

Office
 Building
Tustin, CA    5,076       3,124    9,126        (6,851)      1,256    4,143     5,399     2,946       1984      12/18/85    35 years
            -------      ------  -------       -------      ------  -------   -------   -------

            $ 8,337      $6,341  $24,724       $(8,598)     $3,700  $18,767   $22,467   $10,215
            =======      ======  =======       =======      ======  =======   =======   =======

Notes:

(A) The  aggregate  cost of real estate  owned at December  31, 1998 for Federal income tax purposes is approximately $30,805.

(B) For  financial  reporting  purposes,  the  initial  cost  of the  operating investment  properties  have been reduced by payments  from former joint venture partners  related  to a guaranty  to pay the  Partnership  a certain  Preference Return.

(C) See Note 6 to the financial  statements  for a  description  of the   terms of the debt encumbering the properties.

(D) Reconciliation of real estate owned:

                                                               1999      1998      1997
                                                               ----      ----      ----

       Balance at beginning of period                      $ 37,909     $32,284     $31,733
       Consolidation of Warner/Red Hill joint venture             -       5,409           -
       Increase due to additions                                549         216         551
       Dispositions                                         (15,991)          -           -
                                                           --------     -------     -------
       Balance at end of period                            $ 22,467     $37,909     $32,284
                                                           ========     =======     =======

(E) Reconciliation of accumulated depreciation:

       Balance at beginning of period                      $15,131      $10,823     $ 9,499
       Consolidation of Warner/Red Hill joint venture            -        2,844           -
       Depreciation expense                                  1,759        1,464       1,324
       Dispositions and retirements                         (6,675)           -           -
                                                          --------     --------     -------
       Balance at end of period                           $ 10,215      $15,131     $10,823
                                                          ========      =======     =======


                               REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying combined balance sheets of the 1998 and 1997 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1998 and 1997, and the related combined statements of operations and changes in venturers' capital, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the 1998 and 1997 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                     /s/ERNST & YOUNG LLP
                                     --------------------
                                     ERNST & YOUNG LLP





Boston, Massachusetts
February 22, 1999

                    1998 and 1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1998 and 1997
                                 (In thousands)

                                     ASSETS
                                                    1998                 1997
                                                    ----                 ----
Current assets:
   Cash and cash equivalents                     $    357           $     323
   Accounts receivable                                824                 772
   Other current assets                                 4                   9
                                                 --------           ---------
        Total current assets                        1,185               1,104

Operating investment properties:
   Land                                             8,785              15,762
   Building, improvements and equipment            48,342              61,008
                                                 --------           ---------
                                                   57,127              76,770
   Less accumulated depreciation                  (21,563)            (24,814)
                                                 --------           ---------
                                                   35,564              51,956

Escrowed cash                                       1,188                 979
Long-term rents receivable                          1,264               1,319
Due from partners                                     269                 269
Deferred expenses, net of accumulated
   amortization of $1,604 ($1,512 in 1997)          1,224               1,281
Other assets                                           98                  65
                                                 --------           ---------
                                                 $ 40,792           $  56,973
                                                 ========           =========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt             $      -           $     136
   Accounts payable and accrued liabilities           215                 351
   Accounts payable - affiliates                        4                 159
   Real estate taxes payable                        1,775               1,975
   Distributions payable to venturers                   -                 204
   Other current liabilities                           60                 127
                                                 --------           ---------
        Total current liabilities                   2,054               2,952

Tenant security deposits                              220                 295
Notes payable to venturers                              -               8,000
Long-term debt                                          -               8,020
Venturers' capital                                 38,518              37,706
                                                ---------           ---------
                                                $  40,792           $  56,973
                                                =========           =========






                             See accompanying notes.

                    1998 and 1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
                 For the years ended December 31, 1998 and 1997
                                 (In thousands)

                                                        1998            1997
                                                        ----            ----

Revenues:
   Rental income and expense recoveries            $  10,540        $  10,194
   Interest income                                        30               25
   Other income                                          456              492
                                                   ---------        ---------
                                                      11,026           10,711
Expenses:
   Depreciation expense                                2,741            2,716
   Real estate taxes                                   1,852            2,290
   Interest expense                                    1,379              730
   Interest expense payable to partner                   600              800
   Property operating expenses                         1,721            1,159
   Repairs and maintenance                               905            1,371
   Utilities                                             512              619
   Management fees                                       239              391
   Salaries and related expenses                         169              381
   Amortization expense                                  434              237
   Insurance                                              72               70
                                                   ---------        ---------
       Total expenses                                 10,624           10,764
                                                   ---------        ---------

Operating income (loss)                                  402              (53)

Gain on sales of operating investment
   properties                                         21,963                -
                                                   ---------        ---------

Net income (loss)                                     22,365              (53)

Contributions from venturers                           1,814            2,093

Distributions to venturers                           (23,367)          (2,836)

Venturers' capital, beginning of year                 37,706           38,502
                                                   ---------        ---------

Venturers' capital, end of year                    $  38,518        $  37,706
                                                   =========        =========













                             See accompanying notes.

                    1998 and 1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                         1998           1997
                                                         ----           ----

Cash flows from operating activities:
  Net income (loss)                                  $    22,365     $      (53)
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
    activities:
      Gain on sales of operating investment
        properties                                      (21,963)               -
      Depreciation and amortization                       3,175            2,953
      Amortization of deferred financing costs               19               19
      Changes in assets and liabilities:
       Accounts receivable                                 (52)              87
       Other current assets                                  5                -
       Escrowed cash                                      (209)              35
       Long-term rents receivable                           55               49
       Deferred expenses                                  (396)            (324)
       Other assets                                        (33)            (230)
       Accounts payable and accrued liabilities           (136)             233
       Accounts payable - affiliates                       (155)              -
       Real estate taxes payable                          (200)             120
       Other current liabilities                           (67)             (24)
       Tenant security deposits                            (75)               9
                                                     ---------       ----------
              Total adjustments                        (20,032)           2,927
                                                     ----------      ----------
              Net cash provided by
                 operating activities                    2,333            2,874
                                                     ---------       ----------

Cash flows from investing activities:
  Additions to operating investment properties          (1,969)          (2,219)
  Net proceeds from sales of operating
    investment properties                               37,583                -
                                                     ---------       ----------

              Net cash provided by (used in)
                 investing activities                   35,614           (2,219)
                                                     ---------       ----------


Cash flows from financing activities:
  Repayment of long-term debt                           (8,156)            (125)
  Repayment of notes payable to venturers               (8,000)               -
  Contributions from venturers                           1,814            2,093
  Distributions to venturers                           (23,571)          (2,836)
                                                     ---------       ----------

        Net cash used in financing activities          (37,913)            (868)
                                                     ---------       ----------


Net increase (decrease) in cash and cash equivalents        34             (213)
Cash and cash equivalents, beginning of year               323              536
                                                     ---------       ----------

Cash and cash equivalents, end of year               $     357       $      323
                                                     =========       ==========

Cash paid during the year for interest               $   1,960       $    1,452
                                                     =========       ==========






                             See accompanying notes.

                    1998 and 1997 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARNERSHIP
                     Notes to Combined Financial Statements



1.  Organization
    ------------

      The accompanying financial statements of the 1998 and 1997 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership (Combined Joint Ventures) include the accounts of Crow PaineWebber LaJolla, Ltd. (Crow PaineWebber), a Texas limited partnership; Lake Sammamish Limited Partnership (Lake Sammamish), a Texas limited partnership; Framingham - 1881 Associates (1881 Worcester Road), a Massachusetts general Partnership and Chicago-625
Partnership (Chicago-625), an Illinois limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the joint ventures and PaineWebber Equity Partners One Limited Partnership (PWEP1).

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

    On October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third party. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. PWEP1 received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000, of which $205,000 was paid by the buyer, and a payment of approximately $1,311,000 to the PWEP1's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. PWEP1 received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000, of which $295,000 was paid by the buyer, and a payment of approximately $7,000 to PWEP1's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement.

2.  Summary of significant accounting policies
    ------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and 1997 and revenues and expenses for the years then ended. Actual results could differ from the estimates and assumptions used.

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

      One of the Joint Ventures was acquired prior to the completion of construction. Interest costs and property taxes incurred during the construction period were capitalized. Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful lives of the operating investment properties, generally five years for the equipment and fixtures and forty years for the buildings and improvements. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amount was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture reassessed its depreciation policy and commenced recording additional annual depreciation charges to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition.

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

      Minimum rental revenues to be recognized on the straight-line basis in the future on noncancellable leases are as follows (in thousands):

                              1999         $   6,184
                              2000             6,008
                              2001             4,264
                              2002             3,381
                              2003             2,188
                              Thereafter       6,898
                                           ---------
                                           $  28,923
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

      Fair value of financial instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and escrowed cash approximate their respective fair values at December 31, 1998 and 1997 due to the short-term maturities of such instruments. It is not practicable for management to estimate the fair value of the notes payable to venturers without incurring excessive costs because the loans were provided in non-arm's length transactions without regard to collateral issues or other traditional conditions and covenants. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements (see Note 6).

3.  Joint Ventures
    --------------

      See Note 5 to the financial statements of PWEP1 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

      a.  Crow PaineWebber LaJolla, Ltd.
          ------------------------------

      The joint venture constructed and operated the Monterra Apartments consisting of garden-style apartments and includes 180 one- and two-bedroom units totalling approximately 136,000 square feet in LaJolla, California. As discussed in Note 1, the property was sold on October 2, 1998.

      b.  Lake Sammamish Limited Partnership
          ----------------------------------

      The joint venture owned and operated the Chandler's Reach Apartments consisting of 166 units with approximately 135,110 net rentable square feet in eleven two- and three-story buildings located in Redmond, Washington. As discussed in Note 1, the property was sold on October 2, 1998.

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

      The related property manager of the 625 North Michigan property leases space in the property under a lease agreement extending through October 31, 2001. The 1998 and 1997 revenues include $184,000 and $178,000, respectively, relating to this lease.

      Accounts payable - affiliates at December 31, 1998 consists of management fees payable to a property manager. Accounts payable - affiliates at December 31, 1997 principally consist of accrued interest on notes payable to venturers, advances from venturers, and management fees and reimbursements payable to the property managers.

      Certain of the Combined Joint Ventures are also required to pay an investor servicing fee to PWEP1 ranging from $2,500 to $10,000 per year.

5.  Notes Payable to Venturers
    --------------------------

      Notes payable to venturers at December 31, 1997 included an unsecured permanent loan provided by PWEP1 to the Lake Sammamish joint venture in the amount of $4,000,000. Interest-only payments on the permanent loan were at 10% per annum, payable quarterly. Principal was due in October 2011. Notes payable to venturers at December 31, 1997 also includes an unsecured note payable to PWEP1 from Crow PaineWebber LaJolla, Ltd. of $4,000,000. This note bore interest at 10% per annum. Accrued interest was payable quarterly. Principal was due on July 1, 2011. Interest expense on these two notes payable aggregated $800,000 for the year ended December 31, 1997 and $600,000 for the year ended December 31, 1998. These notes were paid in full upon the sales of these properties on October 2, 1998.

6.  Mortgage Notes Payable
    ----------------------

      Mortgage notes payable at December 31, 1997 consisted of the following (in thousands):

                                                                1997
                                                                ----
    8.45%   nonrecourse  loan  payable  to  a  third
    party   which  was   secured  by  the   Monterra
    Apartments.    The   loan    required    monthly
    principal  and interest  payments of $40 and was
    due  to  mature  in  September  2001.  The  fair
    value of this  mortgage  note  approximated  its
    carrying value as of December 31, 1997.                    $  4,711

    8.33%   nonrecourse  loan  payable  to  a  third
    party  which  was  secured  by  the   Chandler's
    Reach  Apartments.  The  loan  required  monthly
    principal  and interest  payments of $29 and was
    due  to  mature  in  September  2001.  The  fair
    value of this  mortgage  note  approximated  its
    carrying value as of December 31, 1997.                       3,445
                                                               --------
                                                                  8,156

    Less:  current portion                                         (136)
                                                               --------
                                                               $  8,020
                                                               ========

      The repayment of principal and interest on the loans  described  above was the  responsibility  of  PWEP1,  which  received  the loan  proceeds.  PWEP1 had indemnified Crow PaineWebber-LaJolla, Ltd. and Lake Sammamish Limited Partnership from all liabilities, claims and expenses associated with any defaults by PWEP1 in connection with these borrowings. These notes were paid in full upon the sales of these properties on October 2, 1998.

7.  Encumbrances
    ------------

      Under the terms of the joint venture agreements, PWEP1 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. As of December 31, 1998 and 1997, PWEP1 (together with an affiliated partnership) had borrowed funds, originally in the form of a zero coupon loan, using the 625 North Michigan property as collateral pursuant to this arrangement. This obligation is a direct obligation of PWEP1 and its affiliated partnership and, therefore, is not reflected in the accompanying financial statements. The zero coupon loan secured by the 625 North Michigan Office Building had required that if the loan ratio, as defined, exceeded 80%, then PWEP1, together with its affiliated partnership, was required to deposit additional collateral in an amount sufficient to reduce the loan ratio to 80%. During 1993, the lender informed PWEP1 and its affiliated partnership that based on an interim property appraisal, the loan ratio exceeded 80% and demanded that additional collateral be deposited. Subsequently, PWEP1 and its affiliated partnership submitted an appraisal which demonstrated that the loan ratio exceeded 80% by an amount less than previously demanded by the lender and deposited additional collateral in accordance with the higher appraised value. The lender accepted the deposit of additional collateral, but disputed whether PWEP1 and its affiliated partnership had complied with the terms of the loan agreement regarding the 80% loan ratio. On May 31, 1994, an agreement was reached with the lender to refinance the loan and resolve the outstanding disputes. The new principal balance of the loan, after a principal paydown of $1,353,000, which was funded by PWEP1 and its affiliated partnership in the ratios of 41% and 59%, respectively, was $16,225,000. The new loan bears interest at a rate of 9.125% per annum and requires the current payment of interest and principal on a monthly basis based on a 25-year amortization period. The terms of the agreement extended the maturity date of the loan to May 1999. Subsequent to year-end, PWEP1 and the affiliated partnership negotiated a one-year extension of the maturity date to May 31, 2000. The interest rate of 9.125% and monthly principal and interest payments of $55,000 remain unchanged. At December 31, 1998, the aggregate indebtedness of EP1 and its affiliated partnership which is secured by the 625 North Michigan Office Building was approximately $15,284,000. The terms of the loan agreement also required the establishment of an escrow account for real estate taxes, as well as a capital improvement escrow which is to be funded with monthly deposits from PWEP1 and its affiliated partnership aggregating $1,750,000 through the scheduled maturity date of the loan. Such escrow accounts are recorded on the books of the joint venture and are included in the balance of escrowed cash on the accompanying balance sheets.


Schedule III - Real Estate and Accumulated Depreciation

                          1998 and 1997 COMBINED JOINT VENTURES OF
                    PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                    SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     December 31, 1998
                                       (In thousands)


                                               Cost
                                            Capitalized                                                                Life on Which
                                            (Removed)                                                                  Depreciation
                             Initial Cost to Subsequent to   Gross Amount at Which Carried at                          in Latest
                              Venture       Acquisition             End of Year                                        Income
                               Buildings &   Buildings &         Buildings &        Accumulated  Date of     Date      Statement
Description Encumbrances Land  Improvements Improvements   Land Improvements Total Depreciation Construction Acquired  is Computed
----------- ------------ ----  ------------ ------------   ---- ------------ ----- ------------ ------------ --------  -----------


Office
 Building
Chicago, IL  $15,284     $8,112    $35,683      $9,509     $8,112  $45,192   $53,304  $19,992      1968        12/16/86  5-17 yrs.

Office
 Building
Framingham,
 MA                -      1,317      5,510      (3,004)       673    3,150     3,823    1,571      1987        12/12/86  5-40 yrs.
             -------     ------    -------      ------     ------  -------   -------  -------

             $15,284     $9,429    $41,193      $6,505     $8,785  $48,342   $57,127  $21,563
             =======     ======    =======      ======     ======  =======   =======  =======
Notes:

(A) The  aggregate  cost of real estate  owned at December  31, 1998 for Federal income  tax  purposes  is  approximately  $49,995.


(B) See Notes 6 and 7 to the Combined  Financial  Statements  for a  description  of the  terms  of the  debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                      1998        1997
                                                      ----        ----

      Balance at beginning of period               $ 76,770    $ 74,551
      Increase due to additions                       1,969       2,219
      Dispositions                                  (21,612)          -
                                                   --------    --------
      Balance at end of period                     $ 57,127    $ 76,770
                                                   ========    ========

 (D) Reconciliation of accumulated depreciation:

      Balance at beginning of period               $ 24,814    $ 22,098
      Depreciation expense                            2,741       2,716
      Dispositions                                   (5,992)          -
                                                   --------    --------
      Balance at end of period                     $ 21,563    $ 24,814
                                                   ========    ========


                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners One Limited Partnership:

     We have audited the accompanying combined balance sheets of the 1996 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership as of December 31, 1996 and 1995, and the related combined statements of operations and changes in venturers' capital, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the 1996 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                    /s/ERNST & YOUNG LLP
                                    --------------------
                                    ERNST & YOUNG LLP





Boston, Massachusetts
February 8, 1997

                         1996 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)

                                     ASSETS
                                                         1996            1995
                                                         ----            ----
Current assets:
   Cash and cash equivalents                         $     828     $      861
   Accounts receivable, less allowance for
     doubtful accounts of $321 ($321 in 1995)              813            888
   Other current assets                                      4              3
                                                     ---------     ----------
             Total current assets                        1,645          1,752

Operating investment properties:
   Land                                                 17,189         17,189
   Building, improvements and equipment                 63,513         63,578
                                                     ---------     ----------
                                                        80,702         80,767
   Less accumulated depreciation                       (24,942)       (23,090)
                                                     ---------     ----------
                                                        55,760         57,677

Escrowed cash                                            1,014          1,024
Long-term rents receivable                               1,367          1,462
Due from partners                                          269            269
Deferred expenses, net of accumulated
   amortization of $1,367 ($1,263 in 1995)               1,294          1,264
Other assets                                                62             63
                                                     ---------     ----------
                                                     $  61,411     $   63,511
                                                     =========     ==========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                 $     260     $      246
   Accounts payable and accrued liabilities              1,082            942
   Accounts payable - affiliates                           101            101
   Real estate taxes payable                             1,855          1,873
   Distributions payable to venturers                    1,970          1,938
   Other current liabilities                               131            107
                                                     ---------     ----------
             Total current liabilities                   5,399          5,207

Tenant security deposits                                   310            291
Notes payable to venturers                               8,000          8,000
Long-term debt                                          13,371         13,631
Venturers' capital                                      34,331         36,382
                                                     ---------      ---------
                                                     $  61,411      $  63,511
                                                     =========      =========




                             See accompanying notes.

                         1996 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL

                 For the years ended December 31, 1996 and 1995
                                 (In thousands)

                                                      1996         1995
                                                      ----         ----

Revenues:
   Rental income and expense recoveries            $  10,910    $ 10,691
   Interest income                                        32          23
   Other income                                          329         223
                                                   ---------    --------
                                                      11,271      10,937
Expenses:
   Depreciation expense                                2,893       2,827
   Real estate taxes                                   2,139       1,980
   Interest expense                                    1,068       1,089
   Interest expense payable to partner                   800         800
   Property operating expenses                         1,151       1,203
   Repairs and maintenance                             1,201       1,178
   Utilities                                             756         701
   Management fees                                       450         440
   Salaries and related expenses                         368         333
   Amortization expense                                  270         353
   Insurance                                              74          72
   Bad debt expense                                        -           1
                                                   ---------    --------
       Total expenses                                 11,170      10,977
                                                   ---------    --------

Net income (loss)                                        101         (40)

Contributions from venturers                           1,494         441

Distributions to venturers                            (3,646)     (2,395)

Venturers' capital, beginning of year                 36,382      38,376
                                                   ---------    --------

Venturers' capital, end of year                    $  34,331    $ 36,382
                                                   =========    ========














                             See accompanying notes.

                         1996 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                            1996        1995
                                                            ----        ----

Cash flows from operating activities:
  Net income (loss)                                     $   101      $    (40)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
   Depreciation and amortization                          3,163         3,180
   Amortization of deferred financing costs                  43            40
   Bad debts                                                  -             1
   Changes in assets and liabilities:
     Accounts receivable                                     75           141
     Other current assets                                    (1)            -
     Escrowed cash                                           10            43
     Long-term rents receivable                              95             -
     Deferred expenses                                     (312)         (309)
     Other assets                                             1            14
     Accounts payable and accrued liabilities               140           243
     Accounts payable - affiliates                            -          (136)
     Real estate taxes payable                              (18)         (233)
     Other current liabilities                               24           (45)
     Tenant security deposits                                20            77
                                                        -------      --------
        Total adjustments                                 3,240         3,016
                                                        -------      --------
        Net cash provided by operating activities         3,341         2,976
                                                        -------      --------

Cash flows from investing activities:
  Additions to operating investment properties             (976)         (562)
                                                        -------      --------
        Net cash used in investing activities              (976)         (562)
                                                        -------      --------

Cash flows from financing activities:
  Repayment of long-term debt and deferred interest        (246)         (234)
  Contributions from venturers                            1,494           441
  Distributions to venturers                             (3,646)       (2,198)
                                                        -------      --------
        Net cash used in financing activities            (2,398)       (1,991)
                                                        -------      --------

Net (decrease) increase in cash and cash equivalents        (33)          423

Cash and cash equivalents, beginning of year                861           438
                                                        -------      --------

Cash and cash equivalents, end of year                  $   828      $    861
                                                        =======      ========

Cash paid during the year for interest                  $ 1,657      $  1,670
                                                        =======      ========

Write-off of fully depreciated building improvements    $ 1,041      $      -
                                                        =======      ========

                             See accompanying notes.

                         1996 COMBINED JOINT VENTUES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Organization
    ------------

       The accompanying financial statements of the 1996 Combined Joint Ventures of PaineWebber Equity Partners One Limited Partnership (Combined Joint Ventures) include the accounts of Warner/Red Hill Associates (Warner/Red
    Hill), a California general partnership, Crow PaineWebber LaJolla, Ltd. (Crow PaineWebber), a Texas limited partnership; Lake Sammamish Limited Partnership (Lake Sammamish), a Texas limited partnership; Framingham - 1881 Associates (1881 Worcester Road), a Massachusetts general Partnership; and Chicago-625 Partnership (Chicago-625), an Illinois limited partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the joint ventures and PaineWebber Equity Partners One Limited Partnership (PWEP1).

       The dates of PWEP1's acquisition of interests in the joint ventures are as follows:

                                                           Date of Acquisition
                        Joint Venture                         of Interest
            ---------------------------------              -------------------

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

2.  Summary of significant accounting policies
    ------------------------------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for the years then ended. Actual results could differ from the estimates and assumptions used.

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

        One of the  Joint  Ventures  was  acquired  prior to the  completion  of construction. Interest costs and property taxes incurred during the construction period were capitalized. Through December 31, 1994, depreciation expense was computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally five to forty years. During 1995, circumstances indicated that Chicago 625 Partnership's operating investment property might be impaired. The joint venture's estimate of undiscounted cash flows indicated that the property's carrying amounts was expected to be recovered, but that the reversion value could be less that the carrying amount at the time of disposition. As a result of such assessment, the venture reassessed its depreciation policy and commenced recording additional annual depreciation charges to adjust the carrying value of the operating investment property such that it will match the expected reversion value at the time of disposition.

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

3.  Joint Ventures
    ---------------

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

5.  Notes Payable to Venturers
    --------------------------

        Notes payable to venturers at December 31, 1996 and 1995 include a permanent loan provided by PWEP1 to the Lake Sammamish joint venture in the amount of $4,000,000. Interest-only payments on the permanent loan are at 10% per annum, payable quarterly. Principal is due in October 2011. Notes payable to venturers at December 31, 1996 and 1995 also include a note payable to PWEP1 from Crow PaineWebber LaJolla, Ltd. of $4,000,000. This note bears interest at 10% per annum. Accrued interest is payable quarterly. Principal is due on July 1, 2011. Interest expense on these two notes payable aggregated $800,000 for each of the three years in the period ended December 31, 1996. As a result of the debt modifications discussed in Note 6, these notes are unsecured.

6.  Mortgage Notes Payable
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

        The proceeds of the note secured by the Chandler's Reach property were distributed to PWEP1 in 1994 pursuant to an agreement of the partners. PWEP1 used the proceeds of this note to retire the prior outstanding indebtedness secured by the Chandler's Reach Apartments which is described in Note 7. The fair value of this mortgage note approximated its carrying value as of December 31, 1996 and 1995.

7.  Encumbrances
    ------------

        Under the terms of the joint venture agreements, PWEP1 is entitled to use the joint venture operating properties as security for certain borrowings, subject to various restrictions. As of December 31, 1993 PWEP1 (together in one instance with an affiliated partnership) had borrowed $11,886,000 under two zero coupon loan agreements pursuant to this arrangement. These obligations were direct obligations of PWEP1 and its affiliated partnership and, therefore, were not reflected in the accompanying financial statements. The outstanding balance of principal and accrued interest outstanding under the borrowing arrangements aggregated $20,225,000 at December 31, 1993. The operating investment properties of the Lake Sammamish and Chicago-625 joint ventures had been pledged as security for these loans which were scheduled to mature in 1995, at which time payments aggregating approximately $23,056,000 were to become due and payable. As discussed in Note 6, the note payable secured by the Lake Sammamish operating investment property was refinanced in September 1994 from the proceeds of a new loan issued directly to the joint venture.

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


Schedule III - Real Estate and Accumulated Depreciation

                         1996 COMBINED JOINT VENTURES OF
               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In thousands)

                                               Costs
                                              Capitalized                                                             Life on Which
                                             (Removed)                                                                Depreciation
                             Initial Cost to Subsequent to   Gross Amount at Which Carried at                         in Latest
                                Venture      Acquisition           End of Year                                        Income
                                Buildings &   Buildings &        Buildings &       Accumulated  Date of      Date     Statement
Description Encumbrances  Land  Improvements Improvements  Land Improvements Total Depreciation Construction Acquired is Computed
----------- ------------  ----  ------------ ------------  ---- ------------ ----- ------------ ------------ -------- ------------

COMBINED JOINT VENTURES:

Office
 Building
Chicago, IL  $15,868    $ 8,112  $35,683      $ 6,357     $ 8,112  $42,040    $50,152   $15,547     1968     12/16/86  5-17 yrs.

Office
 Building
Tustin, CA     5,350      3,124    9,126       (6,099)      1,428    4,723      6,151     2,844     1984     12/18/85  35 yrs.

Apartment
 Complex
LaJolla, CA    4,783      4,615    7,219          657       4,615    7,876     12,491     2,794     1987     7/1/86    30 yrs.

Apartment
 Complex
Redmond, WA    3,498      2,362    6,163           40       2,362    6,203      8,565     2,460     1987     10/1/86   5-27.5 yrs.

Office
 Building
Framingham,
  MA               -      1,317    5,510       (3,484)       672     2,671      3,343     1,297     1987     12/12/86  5-40 yrs.
             -------    -------  -------      -------    -------   -------    -------   -------

             $29,499    $19,530  $63,701      $(2,529)   $17,189   $63,513    $ 80,702  $24,942
             =======    =======  =======      =======    =======   =======    ========  =======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is approximately  $80,696,000.

(B) See Notes 6 and 7 to theCombined  Financial  Statements  for a  description  of the  terms  of the  debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                 1996              1995
                                                 ----              ----

      Balance at beginning of period         $  80,767        $   80,205
      Increase due to additions                    976               562
      Write-offs due to disposals               (1,041)                -
                                             ---------        ----------
      Balance at end of period               $  80,702        $   80,767
                                             =========        ==========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period         $  23,090        $   20,263
      Depreciation expense                       2,893             2,827
      Write-offs due to disposals               (1,041)                -
                                             ---------        ----------
      Balance at end of period               $  24,942        $   23,090
                                             =========        ==========

(E) Costs removed include write-offs due to impairment and disposals, as well as guaranty payments from co-venturers (see Note 3).
