Form 10-Q
period 1999-06-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1999-08-13
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED June 30, 1999

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

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1999 and March 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  June 30       March 31
                                                  -------       --------

Operating investment properties:
   Land                                           $ 1,256       $  3,700
   Building and improvements                        4,413         18,767
                                                  -------       --------
                                                    5,669         22,467
   Less accumulated depreciation                   (3,236)       (10,215)
                                                  -------       --------
                                                    2,433         12,252

Investments in unconsolidated joint
  ventures, at equity                              15,223         15,129
Cash and cash equivalents                           5,674          5,753
Accounts receivable                                    20             29
Accounts receivable - affiliates                       32             36
Deferred rent receivable                              153            138
Deferred expenses, net                                163            292
Other assets                                          478            478
                                                  -------       --------
                                                  $24,176       $ 34,107
                                                  =======       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures           $    99       $     48
Accounts payable and accrued expenses                  61            368
Mortgage notes payable (net of discount)           10,182         13,527
Mortgage participation liability                    2,160          1,830
Partners' capital                                  11,674         18,334
                                                  -------       --------
                                                  $24,176       $ 34,107
                                                  =======       ========








                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                                    1999       1998
                                                    ----       ----
Revenues:
   Rental income and expense
     reimbursements                                $  516     $ 1,077
   Interest and other income                          131          51
                                                   ------     -------
                                                      647       1,128
Expenses:
   Interest expense                                   568         516
   Depreciation and amortization                      153         481
   Property operating expenses                        439         397
   Real estate taxes                                   92          96
   General and administrative                          96          89
   Bad debt expense                                     4           -
                                                   ------     -------
                                                    1,352       1,579
                                                   ------     -------
Operating loss                                       (705)       (451)

Gain on sale of operating investment property         563           -

Investment income:
   Interest income on notes receivable
     from unconsolidated ventures                       -         200
   Partnership's share of unconsolidated
      ventures' income                                182         236
                                                   ------     -------

Net income (loss)                                  $   40     $   (15)
                                                   ======     =======

Net income (loss) per Limited
  Partnership Unit                                 $ 0.02     $ (0.01)
                                                   ======     =======

Cash distributions per Limited
  Partnership Unit                                 $ 3.35     $  0.25
                                                   ======     =======

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1998                     $   (973)        $ 36,560
Net loss                                             -              (15)
Cash distributions                                  (5)            (500)
                                              ---------        --------
Balance at June 30, 1998                      $   (978)        $ 36,045
                                              =========        ========

Balance at March 31, 1999                     $   (729)        $ 19,063
Net income                                           -               40
Cash distributions                                   -           (6,700)
                                              --------         --------
Balance at June 30, 1999                      $   (729)        $ 12,403
                                              ========         ========























                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended June 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                           1999       1998
                                                           ----       ----
Cash flows from operating activities:
  Net income (loss)                                      $    40    $    (15)
  Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating activities:
   Partnership's share of unconsolidated ventures'
      income                                                (182)       (236)
   Gain on sale of operating investment property            (563)          -
   Depreciation and amortization                             153         481
   Amortization of discount on mortgage note payable         307         233
   Amortization of deferred financing costs                    3           5
   Changes in assets and liabilities:
     Prepaid expenses                                          -          13
     Accounts receivable                                       9        (333)
     Accounts receivable - affiliates                          4           6
     Other assets                                              -          29
     Deferred rent receivable                                (15)        318
     Deferred expenses                                       107         (42)
     Accounts payable and accrued expenses                  (307)         78
     Interest payable                                          -         (13)
     Net advances from consolidated ventures                  51         194
                                                         -------    --------
      Total adjustments                                     (433)        733
                                                         -------    --------
      Net cash (used in) provided by operating
        activities                                          (393)        718
                                                         -------    --------

Cash flows from investing activities:
  Net proceeds from sale of operating investment
     property                                             10,255           -
  Distributions from unconsolidated joint ventures           228         650
  Additions to operating investment properties                (7)        (75)
  Additional investments in unconsolidated joint
     ventures                                               (140)        (96)
                                                         -------    --------
      Net cash provided by investing activities           10,336         479
                                                         -------    --------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable        (3,322)        (72)
  Distributions to partners                               (6,700)       (505)
                                                         -------    --------
      Net cash used in financing activities              (10,022)       (577)
                                                         -------    --------

Net (decrease) increase in cash and cash equivalents         (79)        620
Cash and cash equivalents, beginning of period             5,753       3,268
                                                         -------    --------
Cash and cash equivalents, end of period                 $ 5,674    $  3,888
                                                         =======    ========

Cash paid during the period for interest                 $   258    $    291
                                                         =======    ========

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   General
     -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes in the Partnership's Annual Report for the year ended March 31, 1999. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1999 and March 31, 1999 and revenues and expenses for each of the three-month periods ended June 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. During fiscal 1999, the Partnership sold its interests in an office/R&D complex and two multi-family apartment complexes. As of March 31, 1999, the Partnership retained an ownership interest in four operating investment properties, which consisted of three office/R&D complexes and one mixed-use retail/office property. During the quarter ended June 30, 1999, the Partnership sold its interest in the mixed-use retail/office property. The Partnership is currently focusing on potential disposition strategies for the three remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed by the end of calendar year 1999. The disposition of the remaining investments would be followed by a liquidation of the Partnership.

2.   Related Party Transactions
     --------------------------

      Accounts receivable - affiliates at both June 30, 1999 and March 31, 1999 include $26,000 of investor servicing fees due from several joint ventures for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership. Accounts receivable - affiliates at June 30, 1999 and March 31, 1999 also includes $6,000 and $10,000, respectively, of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993.

      Included in general and administrative expenses for the three-month periods ended June 30, 1999 and 1998 is $47,000 and $45,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three-month periods ended June 30, 1999 and 1998 is $3,000 and $1,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.   Investments in Unconsolidated Joint Venture Partnerships
     --------------------------------------------------------

      As of June 30, 1999, the Partnership had investments in two unconsolidated joint venture partnerships (four at June 30, 1998) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

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

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary Of Operations
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)

                                                1999            1998
                                                ----            ----

Revenues:
   Rental revenues and expense recoveries     $ 2,109         $ 2,791
   Interest and other income                        7              40
                                              -------         -------
                                                2,116           2,831
Expenses:
   Property operating expenses                    653             817
   Real estate taxes                              447             421
   Mortgage interest expense                        -             175
   Interest expense payable to partner              -             200
   Depreciation and amortization                  699             758
                                              -------         -------
                                                1,799           2,371
                                              -------         -------
Net income                                    $   317         $   460
                                              =======         =======

Net income:
   Partnership's share of combined income     $   186         $   248
   Co-venturers' share of combined income         131             212
                                              -------         -------
                                              $   317         $   460
                                              =======         =======

               Reconciliation of Partnership's Share of Operations
           For the three and nine months ended June 30, 1999 and 1998
                                 (in thousands)

                                                1999             1998
                                                ----             ----

   Partnership's share of combined
     income, as shown above                   $   186         $    248
   Amortization of excess basis                    (4)             (12)
                                              -------         --------
   Partnership's share of unconsolidated
     ventures' income                         $   182         $   236
                                              =======         =======

4.   Operating Investment Properties
     -------------------------------

      At June 30, 1999, the Partnership's balance sheet includes one operating investment property (three at June 30, 1998): the Warner/Red Hill Business Center, owned by Warner/Red Hill Associates, a majority-owned and controlled joint venture. On May 14, 1999, the Partnership sold the wholly-owned property known as the Crystal Tree Commerce Center, located in North Palm Beach, Florida, to an unrelated third party for $10.55 million. The Partnership received net proceeds of approximately $6,690,000 from the sale of Crystal Tree after deducting closing costs of approximately $295,000, net closing proration adjustments of approximately $287,000 and the repayment of the outstanding first mortgage loan and accrued interest of $3,278,000. As a result of the sale, the Partnership made a special distribution of $6,700,000, or $67 per original $1,000 investment, on June 15, 1999. The Partnership recognized a gain of $563,000 on the sale of the operating investment property. On November 20, 1998, Sunol Center Associates, a joint venture in which the Partnership had an interest, sold the property known as the Sunol Center Office Buildings, to an unrelated third party for $15.75 million. The Sunol Center Office Buildings comprise 116,680 square feet of leasable space, located in Pleasanton, California. The Partnership received net proceeds of approximately $15,532,000 from the sale of Sunol Center after deducting closing costs of approximately $161,000 and net closing proration adjustments of approximately $57,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $15,520,000, or $155.20 per original $1,000 investment, on December 4, 1998.

      Effective August 1, 1997, the co-venture partner in Warner/Red Hill Associates assigned its interest in the joint venture to First Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations under the terms of the joint venture agreement. As a result, the Partnership assumed control of the operations of the Warner/Red Hill joint venture. Accordingly, the venture is presented on a consolidated basis in the accompanying financial statements. The Warner/Red Hill Business
Center consists of three two-story office buildings totalling 93,895 net rentable square feet located in Tustin, California. The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag.

5.   Mortgage Notes Payable
     ----------------------

     Mortgage notes payable at June 30, 1999 and March 31, 1999 consist of the following (in thousands):

                                                  June 30        March 31
                                                  -------        --------
     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  Monthly payments,  including
     interest,  of $55 are due beginning
     July 1, 1994  through  maturity  on
     May 31, 2000. In addition, the loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value  at June 30,  1999 and  March
     31, 1999.                                    $ 6,061        $ 6,088

     8.39%  nonrecourse  note payable to
     an  insurance  company,  which  was
     secured   by   the   Crystal   Tree
     Commerce Center.  Monthly payments,
     including interest, of $28 were due
     beginning November 15, 1994 through
     maturity on September 19, 2001. The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value at March 31, 1999.  This loan
     was   repaid   in  full   from  the
     proceeds of the sale of the Crystal
     Tree  property on May 14, 1999 (see
     Note 4).                                           -          3,261

     Nonrecourse   note  payable  to  an
     insurance  company which is secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bears interest at 2.875% per annum,
     requires  monthly  payments  of $24
     and has a scheduled  maturity  date
     of  August  1,  2003.                          5,042          5,076
                                                  -------        -------
                                                   11,103         14,425

     Less:  Discount on Warner/Red  Hill
     debt, net of amortization of $1,239
     and  $932 at  March  31,  1999  and
     December  31,  1998,  respectively.
     (See discussion below).                         (921)          (898)
                                                  -------        -------
                                                  $10,182        $13,527
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

      Effective in fiscal 1999, the Partnership adopted Statement of Position 97-1, Accounting by Participating Mortgage Loan Borrowers ("SOP 97-1"), which establishes the borrower's accounting for a participating mortgage loan if the lender participates in increases in the market value of the mortgaged real estate project, the results of operations of that mortgaged real estate project, or both. SOP 97-1 states that if a lender is entitled to participate in the market value of the mortgaged real estate project, the borrower should determine the fair value of the participation feature at the inception of the loan and recognize a participation liability in that amount, with a corresponding entry to a debt discount account. The debt discount is to be amortized over the life of the loan using the interest method and the effective interest rate. At the end of each reporting period, the participation liability should be adjusted to equal the current fair value of the participation feature. The Partnership's mortgage participation liability related to the Warner/Red Hill debt was estimated at $2,160,000 and $1,830,000 at June 30, 1999 and March 31, 1999,
respectively. Due to the expected sale of the Warner/Red Hill property during fiscal 2000, the Partnership has elected to amortize the debt discount over the expected remaining holding period of two years as opposed to over the remaining term of the mortgage note. Amortization of the debt discount charged to interest expense totalled $307,000 and $233,000 for the three months ended June 30, 1999 and June 30, 1998, respectively.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1999 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      With the sales of the Chandler's Reach Apartments, Monterra Apartments and Sunol Center Office Buildings during fiscal 1999, and the resulting reduction in distributable cash flow to be received by the Partnership, the payment of a regular quarterly distribution was discontinued beginning with the quarter ended March 31, 1999. A final regular quarterly distribution of $5.00 per original $1,000 investment, which is equivalent to a 2% annualized rate of return on an original $1,000 investment, was made on February 12, 1999 for the quarter ended December 31, 1998.

      As previously reported, management had been positioning the Crystal Tree Commerce Center, located in North Palm Beach, Florida, for a possible sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis. This requires each tenant to be 100% responsible for its share of operating expenses. With an occupancy level of 100% and a stable base of tenants, the Partnership believed this was an opportune time to sell the property. As part of its plan to market the property for sale, the Partnership selected a Florida real estate firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in December 1998. As a result of these sale efforts, twelve offers were received. As part of the sale efforts to reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were then asked to submit best and final offers and did so. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and negotiated a purchase and sale agreement which was signed on March 4, 1999. On May 14, 1999, Crystal Tree was sold for $10.55 million. The Partnership received net proceeds of approximately $6,690,000 from the sale of Crystal Tree after deducting closing costs of approximately $295,000, net closing proration adjustments of approximately $287,000 and the repayment of the outstanding first mortgage loan and accrued interest of $3,278,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $6,700,000, or $67 per original $1,000 investment, on June 15, 1999.

      The 64,000 square foot 1881 Worcester Road Office Building remained 100% leased as of June 30, 1999. As previously reported, while this two-story property was leased to two financially strong tenants with no lease expirations until December 31, 2002, the tenant leasing the entire second floor of the property informed the Partnership that it would be consolidating its operations at another location and had requested a lease termination. This tenant's lease did not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement were completed during the fourth quarter of fiscal 1999. Because of the agreement on a lease termination, the property's leasing team was then able to negotiate and secure a new lease for all of the space being vacated by the former tenant. The new lease is at a higher rental rate than the rate payable under the former tenant's lease. This new tenant is expected to take occupancy during the quarter ending September 30, 1999. Now that this new lease has been signed, the Partnership and its co-venture partner have decided to sell 1881 Worcester Road. A firm has been selected to market the property for sale, and a sales package was finalized. Comprehensive sale efforts were underway by early May 1999. As a result of such efforts, several offers have been received. Subsequent to the end of the first quarter, the Partnership evaluated the offers, selected a prospective buyer and negotiated a purchase and sale agreement which was signed on July 30, 1999. However, since any sale transaction remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence, there are no assurances that a sale will be completed.

      1881 Worcester Road is under a contract for sale to this unrelated third-party buyer for $7,950,000. The Partnership is expected to receive distributable net sale proceeds of approximately $6,825,000 after deducting estimated closing costs and property proration adjustments of approximately $400,000, and the co-venture partner is expected to receive $725,000 as its share of the sale proceeds. If this potential sale transaction closes as described, a Special Distribution of approximately $68.25 per original $1,000 investment is expected to be paid to the Limited Partners by October 31, 1999. As previously reported, the owner of a gas station abutting the 1881 Worcester Road property notified the Partnership of a leak in an underground storage tank on the gas station property. They also notified the Partnership that contamination has migrated to the property because ground water flows in the direction of the 1881 Worcester Road building. At the time of the discovery of the gasoline leak, the Partnership received an indemnification from the operator of the gas station against any loss, cost or damage resulting from failure to remediate the contamination. Any buyer of the 1881 Worcester Road property will receive these same protections through an assignment of the indemnification agreement which would be made as part of any sale. The Partnership continues to assess the contamination of the property as well as monitor the status of any assessment and remediation activities by the operator of the gas station.

      The 625 North Michigan Office Building in Chicago, Illinois, was 92% leased as of June 30, 1999, compared to 93% leased as of March 31, 1999. Over the next year, eight leases representing a total of 12,939 square feet are scheduled to expire. The property's leasing team expects that two of these tenants occupying 3,547 square feet will renew, and that the remaining space will be leased to new tenants. The property's leasing team continues to negotiate with two prospective tenants that would lease a total of approximately 7,450 square feet. As previously reported, the local market continues to display an improving trend. In this local market, where there is no current or planned new construction of office space, the market vacancy level at June 30, 1999 has been reduced to 8.6%, which places more upward pressure on rental rates. The higher effective rents currently being achieved at 625 North Michigan Avenue are expected to increase cash flow and value as new tenants sign leases and existing tenants sign lease renewals in calendar year 1999. The Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Now that this approval has been obtained, the Partnership is simultaneously exploring potential opportunities to sell this property with the development rights. Subsequent to the quarter ended June 30, 1999, the Partnership selected a real estate brokerage firm to market the 625 North Michigan property for sale. Materials for the marketing packages are currently being finalized and comprehensive sale efforts are expected to begin by September 30, 1999.

      As previously reported, with a strong occupancy level and a stable base of tenants, the Partnership believes it is an opportune time to sell the Warner/Red Hill Business Center. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this property type to market Warner/Red Hill for sale. Preliminary sales materials were prepared and initial marketing efforts were undertaken in March
1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. As of April 30, 1999, seven offers had been received, all of which were in excess of the property's 1998 year-end estimated value. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were then asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership negotiated a purchase and sale agreement with a prospective buyer which was signed on June 24, 1999. The prospective buyer completed its due diligence review work on July 23, 1999 and made a non-refundable deposit of $150,000. The sale transaction is currently expected to close by September 30, 1999.

      Warner/Red Hill is under a contract for sale to his unrelated third-party buyer for $10,900,000. The Partnership is expected to receive distributable net sale proceeds of approximately $3,240,000 after deducting estimated closing costs and property proration adjustments of approximately $500,000, payment of approximately $5,000,000 for the first mortgage loan secured by the property and payment to the lender of approximately $2,160,000 as its share of the sale proceeds. The lender received a 40% participation in the residual value of this property as part of a loan workout dated as of August 15, 1993. As part of that same workout, the interest rate on the loan was reduced from approximately 9.36% to 2.875%. If this potential sale transaction closes as described, a Special Distribution of approximately $32.40 per original $1,000 investment is expected to be paid to the Limited Partners by October 31, 1999.

      At June 30, 1999, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $5,674,000. These funds, along with the future cash flow distributions from the operating properties, will be utilized for the working capital requirements of the Partnership, monthly loan payments and the funding of capital enhancements and potential leasing costs for its commercial property investments. The source of future liquidity and distributions to the partners is expected to be from the sales or refinancing of the operating investment properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. As noted above, the Partnership expects to be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended June 30, 1999
--------------------------------

      There was a $55,000 favorable change in the Partnership's net operating results for the three months ended June 30, 1999 when compared to the same period in the prior year. This favorable change in the Partnership's net operating results was mainly a result of the gain realized in the current period from the sale of an operating investment property. As discussed further above, the Partnership sold the wholly-owned Crystal Tree Commerce Center on May 14, 1999 and realized a gain of $563,000. The gain realized on the sale of the Crystal Tree Commerce Center was partially offset by a $254,000 increase in the Partnership's operating loss, a $200,000 decrease in interest income on notes receivable from unconsolidated ventures and a $54,000 decrease in the Partnership's share of unconsolidated ventures' income.

      The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Warner/Red Hill joint venture, increased mainly due to the sale of the Crystal Tree operating investment property, as discussed above. The results for the quarter ended June 30, 1998 include three months of Crystal Tree operations as compared to only one and one-half months during the current period. In addition, the current period results include various write-offs in conjunction with the sale of the Crystal Tree operating investment property. The increase in operating loss attributable to the sale of Crystal Tree was partially offset by an increase in interest and other income. Interest and other income increased due to the interest earned on the Crystal Tree sale proceeds which were temporarily invested in money-market instruments pending the distribution to the Limited Partners which was made on June 15, 1999. Interest income on note receivable from unconsolidated ventures decreased as a result of the sales of the Chandler's Reach and Monterra Apartments during fiscal 1999. The Partnership's share of unconsolidated ventures' income decreased primarily as a result of the prior year sales of the properties owned by the Monterra and Chandler's Reach joint ventures. In addition, property operating expenses increased by $104,000 at 625 North Michigan during the current period due to professional cleaning, painting, and other maintenance work performed at the property.

                                     PART II
                                Other Information

Item 1. Legal Proceedings NONE

Item 2. through 5.        NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:            NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated May 14, 1999 was filed by the Partnership during the current quarter to report the sale of the wholly-owned Crystal Tree Commerce Center and is hereby incorporated herein by reference.

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



Dated:  August 9, 1999