Form 10-Q
period 1999-09-30
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 1999-11-12
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1999

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
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.



               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1999 and March 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                             September 30        March 31
                                             ------------        --------

Operating investment properties:
   Land                                      $          -       $     3,700
   Building and improvements                            -            18,767
                                             ------------       -----------
                                                        -            22,467
   Less accumulated depreciation                        -           (10,215)
                                             ------------       -----------
                                                        -            12,252

Investments in unconsolidated joint
   ventures, at equity                             14,707            15,129
Cash and cash equivalents                           9,485             5,753
Accounts receivable                                     -                29
Accounts receivable - affiliates                        6                36
Deferred rent receivable                                -               138
Deferred expenses, net                                  -               292
Other assets                                            -               478
                                             ------------       -----------
                                             $     24,198       $    34,107
                                             ============       ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures      $          -       $        48
Accounts payable and accrued expenses                  43               368
Mortgage notes payable (net of discount
  at March 31)                                      6,035            13,527
Mortgage participation liability                        -             1,830
Partners' capital                                  18,120            18,334
                                             ------------       -----------
                                             $     24,198       $    34,107
                                             ============       ===========








                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                     1999        1998        1999       1998
                                     ----        ----        ----       ----

Revenues:
   Rental income and
     expense reimbursements          $   671    $ 1,035     $ 1,187    $ 2,112
   Interest and other income              93         63         224        114
                                     -------    -------     -------    -------
                                         764      1,098       1,411      2,226
Expenses:
   Interest expense                      526        283       1,094        566
   Depreciation and amortization          85        486         238        967
   Property operating expenses           459        333         898        730
   Real estate taxes                      39         64         131        160
   General and administrative            187        119         283        208
   Bad debt expense                       21          -          25          -
                                     -------    -------     -------    -------
                                       1,317      1,285       2,669      2,631
                                     -------    -------     -------    -------
Operating loss                          (553)      (187)     (1,258)      (405)

Gain on sales of operating
   investment properties               7,488          -       8,051          -

Consolidated venture partner's
   share of operations                  (534)         -        (534)         -

Investment income:
   Interest income on notes
     receivable from unconsolidated
     ventures                              -        200           -        400
   Partnership's share of
     unconsolidated ventures'
     income                               45        281         227        517
                                     -------    -------     -------    -------
Net income                           $ 6,446    $   294     $ 6,486    $   512
                                     =======    =======     =======    =======

Net income per Limited
  Partnership Unit                   $  3.19    $  0.14     $  3.21    $  0.25
                                     =======    =======     =======    =======

Cash distributions per Limited
  Partnership Unit                   $     -    $  0.25     $  3.35    $  0.50
                                     =======    =======     =======    =======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                               General         Limited
                                               Partners        Partners
                                               --------        --------

Balance at March 31, 1998                      $  (973)        $ 36,560
Net income                                           5              507
Cash distributions                                 (10)          (1,000)
                                               -------         --------
Balance at September 30, 1998                  $  (978)        $ 36,067
                                               ========        ========

Balance at March 31, 1999                      $  (729)        $ 19,063
Net income                                          68            6,418
Cash distributions                                   -           (6,700)
                                               -------         --------
Balance at September 30, 1999                  $  (661)        $ 18,781
                                               =======         ========






















                             See accompanying notes



               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                       1999           1998
                                                                       ----           ----


Cash flows from operating activities:
  Net income                                                         $  6,486        $    512
  Adjustments to reconcile net income  to
  net cash (used in) provided by operating activities:
   Partnership's share of unconsolidated ventures' income                (227)           (517)
   Gain on sales of operating investment properties                    (8,051)              -
   Consolidated venture partner's share of operations                     534               -
   Depreciation and amortization                                          238             967
   Amortization of discount on mortgage note payable                    1,193               -
   Amortization of deferred financing costs                                 3              10
   Changes in assets and liabilities:
     Accounts receivable                                                   29            (318)
     Accounts receivable - affiliates                                      30             114
     Other assets                                                         478              13
     Deferred rent receivable                                             138             318
     Deferred expenses                                                   (964)            (95)
     Accounts payable and accrued expenses                               (325)            350
     Net advances from consolidated ventures                              (48)            130
                                                                     --------        --------
      Total adjustments                                                (6,972)            972
                                                                     --------        --------

      Net cash (used in) provided by operating activities                (486)          1,484
                                                                     --------        --------

Cash flows from investing activities:
  Net proceeds from sales of operating investment properties           20,886               -
  Distributions from unconsolidated joint ventures                        789           1,476
  Additions to operating investment properties                           (102)           (126)
  Net withdrawals from restricted cash                                      -              24
  Additional investments in unconsolidated joint ventures                (140)           (377)
                                                                     --------        --------
      Net cash provided by investing activities                        21,433             997
                                                                     --------        --------

Cash flows from financing activities:
  Repayment of principal on mortgage notes payable                     (8,390)           (146)
  Payment of mortgage participation liability                          (2,125)              -
  Repayment of district bond assessments                                    -             (35)
  Distributions to partners                                            (6,700)         (1,010)
                                                                     --------        --------
      Net cash used in financing activities                           (17,215)         (1,191)
                                                                     --------        --------

Net increase in cash and cash equivalents                               3,732           1,290
Cash and cash equivalents, beginning of period                          5,753           3,118
                                                                     --------        --------
Cash and cash equivalents, end of period                             $  9,485        $  4,408
                                                                     ========        ========
Cash paid during the period for interest                             $    430        $    497
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1999 and March 31, 1999 and revenues and expenses for each of the three and six-month periods ended September 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. During fiscal 1999, the Partnership sold its interests in an office/R&D complex and two multi-family apartment complexes. As of March 31, 1999, the Partnership retained an ownership interest in four operating investment properties, which consisted of one commercial office property, two office/R&D complexes and one mixed-use retail/office property. During the quarter ended June 30, 1999, the Partnership sold its interest in the mixed-use retail/office property. During the quarter ended September 30, 1999, the Partnership sold its interest in one of the office/R&D complexes. In addition, subsequent to the quarter ended September 30, 1999, the Partnership closed on the sale of the other office/R&D complex. After these sale transactions, the Partnership retains a joint venture interest in one operating property, the 625 North Michigan Office Building. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Materials for the marketing packages for the 625 North Michigan property have been finalized and initial sale efforts are currently underway. While the Partnership expects to have the 625 North Michigan Avenue property under a contract for sale before December 31, 1999, it is unlikely that both a sale of the property and a subsequent liquidation of the Partnership can be completed by December 31, 1999. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed by March 31, 2000.

2.    Related Party Transactions
      --------------------------

      Accounts receivable - affiliates at September 30, 1999 and March 31, 1999 includes $6,000 and $10,000, respectively, of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993. Accounts receivable - affiliates at March 31, 1999 also included $26,000 of investor servicing fees due from a joint venture for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership.

      Included in general and administrative expenses for the six-month periods ended September 30, 1999 and 1998 is $94,000 and $91,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended September 30, 1999 and 1998 is $6,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the
Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of September 30, 1999, the Partnership had investments in two unconsolidated joint venture partnerships (four at September 30, 1998) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

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

      In addition, subsequent to the quarter-end, on November 2, 1999, Framingham - 1881 Associates, a joint venture in which the Partnership has an interest, sold the property known as the 1881 Worcester Road Office Building, located in Framingham, Massachusetts, to an unrelated third party for
$7,850,000. The Partnership received net proceeds of approximately $6,540,000 after deducting a tenant improvement credit of $295,000, closing costs of approximately $310,000, net closing proration adjustments of approximately $133,000, and a payment to the Partnership's co-venture partner of approximately $572,000 as its share of the sale proceeds in accordance with the joint venture agreement. The Partnership plans to make a special distribution to the Limited Partners of $73 per original $1,000 investment, or $7,300,000, on November 15, 1999. Of the $73 total, $65.37 results from the sale of 1881 Worcester Road and $7.63 is from Partnership reserves which exceed expected future requirements.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary Of Operations
           For the three and six months ended June 30, 1999 and 1998
                                 (in thousands)

                                     Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                     1999        1998        1999       1998
                                     ----        ----        ----       ----
Revenues:
   Rental revenues and
      expense recoveries           $ 1,934     $ 2,822      $ 4,043    $ 5,613
   Interest and other income             7          63           14        103
                                   -------     -------      -------    -------
                                     1,941       2,885        4,057      5,716
Expenses:
   Property operating expenses         769         822        1,422      1,639
   Real estate taxes                   474         548          921        969
   Mortgage interest expense             -         176            -        351
   Interest expense payable to
      partner                            -         200            -        400
   Depreciation and amortization       703         766        1,402      1,524
                                   -------     -------      -------    -------
                                     1,946       2,512        3,745      4,883
                                   -------     -------      -------    -------
Net income (loss)                  $    (5)    $   373      $   312    $   833
                                   =======     =======      =======    =======

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      -----------------
                                     1999        1998        1999       1998
                                     ----        ----        ----       ----
Net income (loss):
   Partnership's share of
     combined income (loss)        $    50     $   292      $   236    $   540
   Co-venturers' share of
     combined income (loss)            (55)         81           76        293
                                   -------     -------      -------    -------
                                   $    (5)    $   373      $   312    $   833
                                   =======     =======      =======    =======

               Reconciliation of Partnership's Share of Operations
     For the three and six and nine months ended September 30, 1999 and 1998
                                 (in thousands)

                                     Three Months Ended      Six Months Ended
                                        September 30,          September 30,
                                     ------------------      -----------------
                                      1999        1998        1999       1998
                                      ----        ----        ----       ----

   Partnership's share of combined
     income, as shown above          $  50     $   292      $   236    $   540
   Amortization of excess basis         (5)        (11)          (9)       (23)
                                     -----     -------      -------    -------
   Partnership's share of
     unconsolidated ventures'
     income                          $  45     $   281      $   227    $   517
                                     =====     =======      =======    =======

4.    Operating Investment Properties
      -------------------------------

      At September 30, 1999, the Partnership's balance sheet no longer includes any operating investment properties. As of September 30, 1998, the Partnership owned one operating investment property directly and had interests in two consolidated joint ventures that owned operating investment properties. On September 24, 1999, Warner/Red Hill Associates, a joint venture in which the Partnership had an interest, sold the property known as the Warner/Red Hill Business Center located in Tustin, California, to an unrelated third party for $10.9 million. The Warner/Red Hill Business Center consists of three two-story office buildings totalling 93,895 net rentable square feet located in Tustin, California. The Partnership received net proceeds of approximately $3,452,000 after deducting a purchase price credit to the buyer of $75,000, closing costs of approximately $194,000, net closing proration adjustments of approximately $75,000, the repayment of the existing mortgage note of approximately $4,969,000, accrued interest of approximately $10,000 and a payment to the lender of approximately $2,125,000 as its share of the sale proceeds. As discussed further in Note 5, the lender received a 40% participation in the residual value of this property as part of a loan workout dated August 15, 1993. On October 15, 1999, the Partnership made a special distribution to the Limited Partners of $39.00 per original $1,000 investment, or $3,900,000, to unitholders of record on the September 24, 1999 sale date. Of the $39.00 total, $34.52 resulted from the sale of Warner/Red Hill and $4.48 was from Partnership reserves which exceeded expected future requirements. The Partnership's policy is to report the operations of the consolidated joint ventures on a three-month lag. However, the Partnership's policy is also to record significant lag-period transactions in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of Warner/Red Hill Associates during the quarter ended September 30, 1999 and recorded a gain of $7,488,000 on the sale of the operating investment property.

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

5.    Mortgage Notes Payable
      ----------------------

      Mortgage notes payable at September 30, 1999 and March 31, 1999 consist of the following (in thousands):

                                                 September 30     March 31
                                                 ------------     --------

     9.125%  nonrecourse loan payable to
an insurance  company,  which is secured
by  the  625   North   Michigan   Avenue
operating investment property. The terms
of the note were modified  effective May
31, 1994.  Monthly  payments,  including
interest,  of $55 are due beginning July
1,  1994  through  maturity  on May  31,
2000.  In  addition,  the loan  requires
monthly    deposits    to   a    capital
improvement  escrow.  The fair  value of
the mortgage  note payable  approximated
its carrying value at September 30, 1999
and March 31, 1999.                                  $ 6,035      $ 6,088

     8.39%  nonrecourse  note payable to
an insurance company,  which was secured
by the  Crystal  Tree  Commerce  Center.
Monthly payments, including interest, of
$28 were due beginning November 15, 1994
through  maturity on September 19, 2001.
The  fair  value  of the  mortgage  note
payable  approximated its carrying value
at March 31, 1999.  This loan was repaid
in full from the proceeds of the sale of
the  Crystal  Tree  property  on May 14,
1999 (see Note 4).                                         -        3,261

     Nonrecourse   note  payable  to  an
insurance  company  which was secured by
the Warner/Red Hill operating investment
property.   The  note  was  amended  and
restated  during  1994  (see  discussion
below). The note bore interest at 2.875%
per annum,  required monthly payments of
$24 and had a scheduled maturity date of
August 1, 2003.  This loan was repaid in
full  from the  proceeds  of the sale of
the   Warner/Red    Hill   property   on
September 24, 1999 (see Note 4).                           -        5,076
                                                     -------      -------
                                                       6,035       14,425

     Less:  Discount on Warner/Red  Hill
debt,  net of  amortization  of  $932 at
December 31, 1998. See discussion below.                   -         (898)
                                                     -------      -------
                                                     $ 6,035      $13,527
                                                     =======      =======

      During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent with the existing lender to modify and extend the maturity of a zero coupon loan secured by the Warner/Red Hill Office Building with an accreted principal balance of $5,763,000. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan bore interest at 2.875% per annum and monthly principal and interest payments of $24,000 were required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender would receive 40% of the residual value of the property, as defined, above a specified level after the repayment of the outstanding balance of the loan payable. The participation paid to the lender upon the sale of the property was approximately $2,125,000. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds were to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property.

      Effective in fiscal 1999, the Partnership adopted Statement of Position 97-1, Accounting by Participating Mortgage Loan Borrowers ("SOP 97-1"), which establishes the borrower's accounting for a participating mortgage loan if the lender participates in increases in the market value of the mortgaged real estate project, the results of operations of that mortgaged real estate project, or both. SOP 97-1 states that if a lender is entitled to participate in the market value of the mortgaged real estate project, the borrower should determine the fair value of the participation feature at the inception of the loan and recognize a participation liability in that amount, with a corresponding entry to a debt discount account. The debt discount is to be amortized over the life of the loan using the interest method and the effective interest rate. At the end of each reporting period, the participation liability should be adjusted to equal the current fair value of the participation feature. The Partnership's mortgage participation liability related to the Warner/Red Hill debt was estimated at $1,830,000 at March 31, 1999. Due to the expected sale of the Warner/Red Hill property during fiscal 2000, the Partnership elected to amortize the debt discount over the expected remaining holding period of two years as opposed to over the remaining term of the mortgage note. The mortgage participation liability was adjusted to reflect the actual obligation paid to the mortgage lender in connection with the sale of the property, as discussed further above, during the six months ended September 30, 1999. Amortization of the debt discount totalled $1,193,000 for the six months ended September 30, 1999.

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

Liquidity and Capital Resources
-------------------------------

      Subsequent to the sales of the Crystal Tree, Warner/Red Hill and 1881 Worcester Road properties on May 14, 1999, September 24, 1999 and November 2, 1999, respectively, as discussed further below, the Partnership's only remaining real estate investment is a joint venture interest in the 625 North Michigan Office Building. As previously reported, management is currently focusing on potential disposition strategies for the remaining investment in the Partnership's portfolio. With regard to the remaining commercial office property, the Partnership is working with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at the property while at the same time exploring potential sale opportunities. The Partnership has recently selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale.
Materials for the marketing packages have been finalized and initial sale efforts are currently underway. While the Partnership expects to have the 625 North Michigan Avenue property under a contract for sale before December 31, 1999, it is unlikely that both a sale of the property and a subsequent liquidation of the Partnership can be completed by December 31, 1999. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed by March 31, 2000.

      Subsequent to the quarter-end, on November 2, 1999, Framingham - 1881 Associates, a joint venture in which the Partnership has an interest, sold the property known as the 1881 Worcester Road Office Building, located in Framingham, Massachusetts, to an unrelated third party for $7,850,000. The Partnership received net proceeds of approximately $6,540,000 after deducting a tenant improvement credit of $295,000, closing costs of approximately $310,000, net closing proration adjustments of approximately $133,000, and a payment to the Partnership's co-venture partner of approximately $572,000 as its share of the sale proceeds in accordance with the joint venture agreement. The Partnership plans to make a special distribution to the Limited Partners of $73 per original $1,000 investment, or $7,300,000, on November 15, 1999. Of the $73 total, $65.37 results from the sale of 1881 Worcester Road and $7.63 is from Partnership reserves which exceed expected future requirements.

      As previously reported, while the two-story 1881 Worcester Road property was leased to two financially strong tenants with no lease expirations until December 31, 2002, the tenant leasing the entire second floor of the property informed the Partnership that it would be consolidating its operations at another location and had requested a lease termination. This tenant's lease did not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement were completed during the fourth quarter of fiscal 1999. Because of the agreement on a lease termination, the property's leasing team was then able to negotiate and secure a new lease for all of the space being vacated by the former tenant. The new lease is at a higher rental rate than the rate payable under the former tenant's lease. Once this new lease was signed, the Partnership and its co-venture partner decided to sell 1881 Worcester Road. A firm was selected to market the property for sale, and a sales package was finalized during the first quarter of fiscal 2000. Comprehensive sale efforts were underway by early May 1999. As a result of such efforts, nine offers were received. Subsequent to the end of the first quarter, the Partnership evaluated the offers, selected a prospective buyer and negotiated a purchase and sale agreement which was signed on July 30, 1999. The buyer completed its due diligence on August 31, 1999 and made non-refundable deposits totalling $450,000 prior to the closing of the transaction, which occurred as described above on November 2, 1999.

      As previously reported, the owner of a gas station abutting the 1881 Worcester Road property notified the Partnership and its co-venture partner of a leak in an underground storage tank on the gas station property. They also notified the Partnership that contamination had migrated to the 1881 property because ground water flows in the direction of the 1881 Worcester Road building. At the time of the discovery of the gasoline leak, the Partnership received an indemnification from the operator of the gas station against any loss, cost or damage resulting from failure to remediate the contamination. As part of the November 2, 1999 sale, the buyer of the 1881 Worcester Road property received these same protections through an assignment of the indemnification agreement.

      On September 24, 1999, Warner/Red Hill Associates, a joint venture in which the Partnership had an interest, sold the property known as the Warner/Red Hill Business Center located in Tustin, California, to an unrelated third party for $10.9 million. The Partnership received net proceeds of approximately $3,452,000 after deducting a purchase price credit to the buyer of $75,000, closing costs of approximately $194,000, net closing proration adjustments of approximately $75,000, the repayment of the existing mortgage note of approximately $4,969,000, accrued interest of approximately $10,000 and a payment to the lender of approximately $2,125,000 as its share of the sale proceeds. As previously reported, the lender received a 40% participation in the residual value of this property as part of a loan workout dated August 15, 1993, as described below. On October 15, 1999, the Partnership made a special distribution to the Limited Partners of $39.00 per original $1,000 investment, or $3,900,000, to unitholders of record on the September 24, 1999 sale date. Of the $39.00 total, $34.52 resulted from the sale of Warner/Red Hill and $4.48 was from Partnership reserves which exceeded expected future requirements.

      As previously reported, because of the strong rental market in Orange County, California, the Partnership believed it was the opportune time to sell the Warner/Red Hill Business Center. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this property type. Preliminary sales materials were prepared and initial marketing efforts were undertaken in March 1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. Seven offers were received, all of which were in excess of the property's 1998 year-end estimated value. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. The Partnership then negotiated a purchase and sale agreement which was signed on June 24, 1999. The prospective buyer completed its due diligence review work on July 23, 1999 and made a non-refundable deposit of $150,000.

      While the Partnership's net sale proceeds of approximately $3,452,000 are significantly below its original net investment in the property of $12,250,000, they are higher than any amount that would have been available to distribute in August 1993 when the original zero coupon mortgage loan secured by the property matured. The partial return of capital can be attributed to the Partnership's efforts in negotiating a loan extension and modification agreement with the first mortgage lender in August 1994. Without this modification which included a reduction in the annual interest rate from 9.36% to 2.875% and a ten-year extension of the original August 15, 1993 maturity date of the mortgage loan, it was highly likely that the property could have been lost to a foreclosure action by the lender. Due to the deteriorating economic conditions of the early 1990's, the value of the property in August 1993 and August 1994 was not sufficient to refinance the loan. Limited sources for the financing of commercial office buildings in general, as well as the stringent loan-to-value requirements for such loans, prohibited refinancing the Warner/Red Hill property by conventional means. As an inducement for the lender to agree to such a modification, the Partnership negotiated a participation interest contingency that would allow the lender to share in a future sale or refinancing of the property. This agreement allowed the new monthly principal and interest payments to the lender on the $5,763,000 loan balance to be covered from operating cash flow of the property from August 1993 through the September 1999 sale date. The loan extension also allowed the Partnership to retain its ownership position in the property while providing time for revenues and value to rise so that a sale which would provide proceeds to the Partnership could eventually be completed.

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

      The 625 North Michigan Office Building in Chicago, Illinois was 91% leased as of September 30, 1999, compared to 92% leased as of June 30, 1999. During the second quarter of fiscal 2000, two tenants leasing a total of 12,913 square feet renewed their leases. In addition, two new tenants signed leases and took occupancy on 2,909 square feet of space. This new leasing was offset when three tenants occupying a total of 7,530 square feet moved from the building. Over the next year, 6 leases representing a total of approximately 14,350 square feet will expire. Two of these leases representing 3,000 square feet will not be renewed because that space is included in the retail redevelopment plan; three tenants representing 4,350 square feet will close their operations, and the sixth tenant currently expects to move from the building when its lease for 7,000 square feet expires on August 31, 2000. The property's leasing team continues to negotiate with several prospective tenants which have expressed an interest in leasing space at 625 North Michigan Avenue. As previously reported, the Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Now that this approval has been obtained, the Partnership is simultaneously exploring potential opportunities to sell this property with the development rights.

      At September 30, 1999, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $9,485,000. This balance includes the distribution of $3,900,000 made on October 15, 1999 as a result of the sale of the Warner/Red Hill property, as discussed further above. The remainder of such cash and cash equivalents, along with the future cash flow distributions from the remaining operating property, will be utilized for the working capital requirements of the Partnership, monthly loan payments and the funding of capital enhancements and potential leasing costs for its one remaining commercial property investment. The source of future liquidity and distributions to the partners is expected to be from the sale or refinancing of the remaining operating investment property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, it is possible, although not likely, that the Partnership could be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended September 30, 1999
-------------------------------------

      There was a $6,152,000 increase in the Partnership's net income for the three months ended September 30, 1999 when compared to the same period in the prior year. This favorable change in the Partnership's net income was mainly a result of the gain realized in the current period from the sale of an operating investment property. As discussed further above, the Partnership sold the Warner/Red Hill Business Center on September 24, 1999 and realized a gain of $7,488,000. The gain realized on the sale of the Warner/Red Hill Business Center was partially offset by a $366,000 increase in the Partnership's operating loss, a $200,000 decrease in interest income on notes receivable from unconsolidated ventures and a $236,000 decrease in the Partnership's share of unconsolidated ventures' income.

      The Partnership's operating loss, which includes the operating results of the consolidated Warner/Red Hill joint venture, increased mainly due to the sale of the Warner/Red Hill operating investment property, as discussed above. The results for the quarter ended September 30, 1998 include only three months of Warner/Red Hill operations as compared to six months during the current period as a result of the acceleration of the three-month lag period in conjunction with the sale, as discussed further in the notes to the accompanying financial statements. In addition, the current period results include the amortization of the discount on the Warner/Red Hill debt, as discussed further in the Annual Report, which was the primary cause of the $243,000 increase in interest expense for the current three-month period. In addition, the prior year results included net income of $3,000 from the operations of the wholly-owned Crystal Tree Commerce Center, which was sold on May 14, 1999. Interest income on note receivable from unconsolidated ventures decreased as a result of the sales of the Chandler's Reach and Monterra Apartments during fiscal 1999. The Partnership's share of unconsolidated ventures' income decreased primarily as a result of the prior year sales of the properties owned by the Monterra and Chandler's Reach joint ventures. In addition, property operating expenses increased by $249,000 at 625 North Michigan during the current period due to professional cleaning, painting, and other maintenance work performed at the property along with an increase in real estate taxes.

Six Months Ended September 30, 1999
-----------------------------------

      There was a $5,974,000 increase in the Partnership's net income for the six months ended September 30, 1999 when compared to the same period in the prior year. This favorable change in the Partnership's net income was mainly a result of the gains realized in the current period from the sales of two operating investment properties. As discussed further above, the Partnership sold the wholly-owned Crystal Tree Commerce Center on May 14, 1999 and realized a gain of $563,000. The Partnership also sold the consolidated Warner/Red Hill Business Center on September 24, 1999 and realized a gain of $7,488,000. The gains realized on the sales of the Crystal Tree Commerce Center and the Warner/Red Hill Business Center were partially offset by an $853,000 increase in the Partnership's operating loss, a $400,000 decrease in interest income on notes receivable from unconsolidated ventures and a $290,000 decrease in the Partnership's share of unconsolidated ventures' income.

     The Partnership's operating loss, which includes the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Warner/Red Hill joint venture, increased mainly due to the sale of the Warner/Red Hill operating investment property, as discussed above. The results for the period ended September 30, 1998 include only six months of Warner/Red Hill operations as compared to nine months during the current period as a result of the acceleration of the three-month lag period in conjunction with the sale, as discussed further in the notes to the accompanying financial statements. In addition, the current period results include the amortization of the discount on the Warner/Red Hill debt, as discussed further in the Annual Report, which was the primary cause of the $528,000 increase in interest expense for the current six-month period. In addition, the prior year results included net income of $30,000 from the operations of the wholly-owned Crystal Tree Commerce Center, which was sold on May 14, 1999. Interest income on note receivable from unconsolidated ventures decreased as a result of the sales of the Chandler's Reach and Monterra Apartments during fiscal 1999. The Partnership's share of unconsolidated ventures' income decreased primarily as a result of the prior year sales of the properties owned by the Monterra and Chandler's Reach joint ventures. In addition, property operating expenses increased by $356,000 at 625 North Michigan during the current period due to professional cleaning, painting, and other maintenance work performed at the property along with an increase in real estate taxes.

                                     PART II
                                Other Information


Item 1. Legal Proceedings   NONE

Item 2. through 5.      NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated September 24, 1999 was filed by the Partnership during the current quarter to report the sale of the Warner/Red Hill Business Center and is hereby incorporated herein by reference.

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



Dated:  November 12, 1999