Form 10-Q
period 1999-12-31
PAINEWEBBER EQUITY PARTNERS ONE LTD PARTNERSHIP
filed 2000-02-14
CIK 766658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 1999

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-14857


            PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Virginia                                           04-2866287
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                         ---------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1999 and March 31, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                     December 31     March 31
                                                     -----------     --------

Operating investment properties:
   Land                                                 $     -      $   3,700
   Building and improvements                                  -         18,767
                                                        -------      ---------
                                                              -         22,467
   Less accumulated depreciation                              -        (10,215)
                                                        -------      ---------
                                                              -         12,252

Investments in unconsolidated joint ventures,
  at equity                                              12,060         15,129
Cash and cash equivalents                                 5,281          5,753
Accounts receivable                                           -             29
Accounts receivable - affiliates                              4             36
Deferred rent receivable                                      -            138
Deferred expenses, net                                        -            292
Other assets                                                  -            478
                                                        -------      ---------
                                                        $17,345      $  34,107
                                                        =======      =========

             LIABILITIES AND PARTNERS' CAPITAL

Net advances from consolidated ventures                 $     -      $      48
Accounts payable and accrued expenses                       244            368
Mortgage notes payable (net of discount at March 31)      6,007         13,527
Mortgage participation liability                              -          1,830
Partners' capital                                        11,094         18,334
                                                        -------      ---------
                                                        $17,345      $  34,107
                                                        =======      =========








                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Nine Months Ended
                                       December 31,             December 31,
                                    ------------------     ------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
Revenues:
   Rental income and expense
    reimbursements                 $    -     $ 1,441      $ 1,187    $ 3,553
   Interest and other income          147         426          371        540
                                   ------     -------      -------    -------
                                      147       1,867        1,558      4,093
Expenses:

   Interest expense                   137         298        1,231        864
   Depreciation and amortization        -         600          238      1,567
   Property operating expenses          -         635          898      1,365
   Real estate taxes                    -          67          131        227
   General and administrative         106         137          389        345
   Bad debt expense                     -           -           25          -
                                   ------     -------      -------    -------
                                      243       1,737        2,912      4,368
                                   ------     -------      -------    -------
Operating income (loss)               (96)        130       (1,354)      (275)

Gain on sales of operating
  investment properties                 -       7,401        8,051      7,401

Consolidated venture partners'
  share of operations                   -        (187)        (534)      (187)

Investment income:
   Interest income on notes
     receivable from
     unconsolidated ventures            -           -            -        400
   Partnership's share of gains
     on sales of unconsolidated
     operating investment
     properties                     3,940      18,891        3,940     18,891
   Partnership's share of
     unconsolidated ventures'
     income (losses)                  330        (599)         557       (82)
                                   ------     -------      -------    -------
Net income                         $4,174     $25,636      $10,660    $26,148
                                   ======     =======      =======    =======

Net income per Limited
  Partnership Unit                 $ 2.06     $ 12.69      $  5.27    $ 12.94
                                   ======     =======      =======    =======

Cash distributions per
  Limited Partnership Unit         $ 5.60     $ 20.41     $   8.95    $ 20.91
                                   ======     =======     ========    =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 2,000,000 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                              General          Limited
                                              Partners         Partners
                                              --------         --------

Balance at March 31, 1998                     $   (973)        $ 36,560
Net income                                         275           25,873
Cash distributions                                 (15)         (41,820)
                                              --------         --------
Balance at December 31, 1998                  $   (713)        $ 20,613
                                              =========        ========

Balance at March 31, 1999                     $   (729)        $ 19,063
Net income                                         112           10,548
Cash distributions                                   -          (17,900)
                                              --------         --------
Balance at December 31, 1999                  $   (617)        $ 11,711
                                              ========         ========






















                             See accompanying notes

               PAINEWEBBER EQUITY PARTNERS ONE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                              1999        1998
                                                              ----        ----
Cash flows from operating activities:
  Net income                                              $  10,660   $  26,148
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
   Gain on sales of operating investment properties          (8,051)     (7,401)
   Consolidated venture partners' share of operations           534         187
   Partnership's share of gains on sales of
     unconsolidated investment properties                    (3,940)    (18,891)
   Partnership's  share of unconsolidated
     ventures' income (losses)                                 (557)         82
   Depreciation and amortization                                238       1,567
   Amortization of discount on mortgage note payable            887           -
   Amortization of deferred financing costs                       3          15
   Changes in assets and liabilities:
     Accounts receivable                                         29         (11)
     Accounts receivable - affiliates                            32         273
     Prepaid expenses                                             -          13
     Deferred rent receivable                                   (16)         19
     Deferred expenses                                          (26)       (236)
     Accounts payable and accrued expenses                     (124)        138
     Net advances from consolidated ventures                    (48)       (153)
                                                          ---------   ---------
      Total adjustments                                     (11,039)    (24,398)
                                                          ---------   ---------
      Net cash (used in) provided by operating activities      (379)      1,750
                                                          ---------   ---------

Cash flows from investing activities:
  Net proceeds from sales of operating investment
    properties                                               20,886      15,589
  Distributions from unconsolidated joint ventures            7,816      28,683
  Additions to operating investment properties                 (102)       (250)
  Net withdrawals from restricted cash                            -        (108)
  Additional investments in unconsolidated joint ventures      (250)       (602)
                                                          ---------   ---------
      Net cash provided by investing activities              28,350      43,312
                                                          ---------   ---------

Cash flows from financing activities:
  Repayment of principal on mortgage notes and
    bonds payable                                            (8,418)       (316)
  Payment of mortgage participation liability                (2,125)          -
  Distributions to partners                                 (17,900)    (41,835)
                                                          ---------   ---------
      Net cash used in financing activities                 (28,443)    (42,151)
                                                          ---------   ---------
Net (decrease) increase in cash and cash equivalents           (472)      2,911
Cash and cash equivalents, beginning of period                5,753       3,118
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $   5,281   $   6,029
                                                          =========   =========
Cash paid during the period for interest                  $     567   $     719
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1999 and March 31, 1999 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership initially invested approximately $97,472,000 (excluding acquisition fees of $2,830,000) in seven operating properties through joint venture investments. In fiscal 1990, the Partnership received approximately $7,479,000 from the proceeds of a sale of a part of one of the operating properties. The Partnership used the proceeds from this sale to repay a zero coupon loan and replenish its cash reserves. During fiscal 1999, the Partnership sold its interests in an office/R&D complex and two multi-family apartment complexes. As of March 31, 1999, the Partnership retained an ownership interest in four operating investment properties, which consisted of one commercial office property, two office/R&D complexes and one mixed-use retail/office property. During the quarter ended June 30, 1999, the Partnership sold its interest in the mixed-use retail/office property. During the quarter ended September 30, 1999, the Partnership sold its interest in one of the office/R&D complexes. In addition, during the quarter ended December 31, 1999, the Partnership closed on the sale of the other office/R&D complex. After these sale transactions, the Partnership retains a joint venture interest in one operating property, the 625 North Michigan Office Building. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Initial sale efforts began during the quarter ended December 31, 1999. As discussed further in Note 3, the property is currently under contract for sale to an affiliate of the Partnership's co-venture partner. A sale transaction is expected to close in late March or early April 2000. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed during the second quarter of calendar year 2000.

2.    Related Party Transactions
      --------------------------

      Accounts receivable - affiliates at December 31, 1999 and March 31, 1999 includes $4,000 and $10,000, respectively, of expenses paid by the Partnership on behalf of the joint ventures during fiscal 1993. Accounts receivable - affiliates at March 31, 1999 also included $26,000 of investor servicing fees due from a joint venture for reimbursement of certain expenses incurred in reporting Partnership operations to the Limited Partners of the Partnership.

      Included in general and administrative expenses for the nine-month periods ended December 31, 1999 and 1998 is $143,000 and $138,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1999 and 1998 is $12,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of December 31, 1999, the Partnership had an investment in one unconsolidated joint venture partnership (four at March 31, 1998) which owns an operating property as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the unconsolidated joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

      On October 2, 1998, Lake Sammamish Limited Partnership and Crow PaineWebber LaJolla Limited Partnership, two joint ventures in which the Partnership had an interest, sold the properties known as the Chandler's Reach Apartments and the Monterra Apartments to the same unrelated third parties. Chandler's Reach, located in Redmond, Washington, was sold for $17.85 million, and Monterra, located in LaJolla, California, was sold for $20.1 million. The Partnership received net proceeds of approximately $12,359,000 from the sale of Chandler's Reach after deducting closing costs of approximately $561,000, closing proration adjustments of approximately $55,000, the repayment of the existing mortgage note of approximately $3,415,000 and a prepayment penalty of approximately $354,000 (of which $205,000 was paid by the buyer), and a payment of approximately $1,311,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership received net proceeds of approximately $14,796,000 from the sale of Monterra after deducting closing costs of approximately $306,000, closing proration adjustments of approximately $114,000, the repayment of the existing mortgage note of approximately $4,672,000 and a prepayment penalty of approximately $500,000 (of which $295,000 was paid by the buyer), and a payment of approximately $7,000 to the Partnership's co-venture partner for its share of the sale proceeds in accordance with the joint venture agreement. The Partnership distributed $24,800,000 of the net proceeds from the sales of the Chandler's Reach and Monterra properties in the form of a special distribution to the Limited Partners of $248 per original $1,000 investment on November 13, 1998. The remainder of the net proceeds were retained and added to the Partnership's cash reserves to ensure that the Partnership has sufficient capital resources to fund its share of potential capital improvement expenses at its remaining investment property.

      On November 2, 1999, Framingham - 1881 Associates, a joint venture in which the Partnership had an interest, sold the property known as the 1881
Worcester Road Office Building, located in Framingham, Massachusetts, to an unrelated third party for $7,850,000. The Partnership received net proceeds of approximately $6,540,000 after deducting a tenant improvement credit of
$295,000, closing costs of approximately $310,000, net closing proration adjustments of approximately $133,000, and a payment to the Partnership's co-venture partner of approximately $572,000 as its share of the sale proceeds in accordance with the joint venture agreement. The Partnership made a special distribution to the Limited Partners of $73 per original $1,000 investment, or $7,300,000, on November 15, 1999. Of the $73 total, $65.37 resulted from the sale of 1881 Worcester Road and $7.63 was from Partnership reserves which exceeded expected future requirements. The Partnership's policy is to recognize its share of ventures' operations three months in arrears. However, the Partnership's policy is also to record significant lag-period transaction in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of Framingham - 1881 Associates during the quarter ended December 31, 1999 and recorded a gain of $3,940,000 on the sale of the operating investment property.

      As of December 31, 1999, the Partnership retains a joint venture interest in one operating property, the 625 North Michigan Office Building. As discussed in Note 1, the Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. During the quarter ended September 30, 1999, the Partnership selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale. Materials for the marketing packages for the 625 North Michigan property were finalized and initial sale efforts began during the quarter ended December 31, 1999. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports, as well as environmental information on the property, were provided to the top prospective buyers, who were asked to submit best and final offers. All of the best and final offers received were substantially in excess of the property's 1998 year-end estimated value. The highest bidder was an affiliate of the Partnership's co-venture partner in the 625 North Michigan joint venture. After completing an evaluation of the offers and the relative strength of the prospective purchasers, the Partnership chose to negotiate a purchase and sale agreement with the affiliate of the co-venturer, which was signed on January 13, 2000. The prospective buyer has made a deposit of $400,000 in connection with the transaction and completed its due diligence as of February 3, 2000. The prospective buyer has until February 14, 2000 to secure its financing for the transaction, at which time an additional deposit of $600,000 is required and the entire deposit becomes non-refundable. While no assurances can be given, the transaction is expected to close in late March or early April 2000. The sale of the Partnership's interest in the 625 North Michigan joint venture would be followed by an orderly liquidation of the Partnership.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary Of Operations
        For the three and nine months ended September 30, 1999 and 1998
                                 (in thousands)

                                     Three Months Ended      Nine Months Ended
                                      September 30,             September 30,
                                    ------------------     ------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
Revenues:
   Rental revenues and expense
      recoveries                   $ 2,378    $ 2,914      $ 6,421    $ 8,527
   Interest and other income             2         75            1        178
                                   -------    -------      -------    -------
                                     2,380      2,989        6,437      8,705
Expenses:
   Property operating expenses         714      1,128        2,136      2,767
   Real estate taxes                   502        606        1,423      1,575
   Mortgage interest expense             -      1,060            -      1,411
   Interest expense payable to
     partner                             -          -            -        400
   Depreciation and amortization       696        776        2,098      2,300
                                   -------    -------      -------    -------
                                     1,912      3,570        5,657      8,453
                                   -------    -------      -------    -------
Operating income (loss)                468       (581)         780        252

Gains on sales of operating
   investment properties             4,479     21,756        4,479     21,756
                                   -------    -------      -------    -------
 Net income                        $ 4,947    $21,175      $ 5,259    $22,008
                                   =======    =======      =======    =======

Net income:
   Partnership's share of
     combined income               $ 4,274    $18,805      $ 4,510    $19,345
   Co-venturers' share of
     combined income                   673      2,370          749      2,663
                                   -------    -------      -------    -------
                                   $ 4,947    $21,175      $ 5,259    $22,008
                                   =======    =======      =======    =======

               Reconciliation of Partnership's Share of Operations
    For the three and nine and nine months ended December 31, 1999 and 1998
                                 (in thousands)

                                     Three Months Ended      Nine Months Ended
                                       December 31,             December 31,
                                    ------------------     ------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
   Partnership's share of
     combined income, as
     shown above                   $ 4,274    $18,805      $ 4,510    $19,345
   Amortization of excess basis         (4)      (513)         (13)      (536)
                                   -------    -------      -------    -------
   Partnership's share of
     unconsolidated
     ventures' net income          $ 4,270    $18,292      $ 4,497    $18,809
                                   =======    =======      =======    =======

      The Partnership's share of the unconsolidated ventures' net income is presented as follows on the accompanying consolidated statements of operations (in thousands):
                                     Three Months Ended      Nine Months Ended
                                       December 31,             December 31,
                                    ------------------     ------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
   Partnership's share of
     unconsolidated ventures'
     income (losses)               $   330     $ (599)     $   557    $   (82)
   Partnership's share of
     gains on sale of
     operating investment
     properties                      3,940     18,891        3,940     18,891
                                   -------    -------      -------    -------
                                   $ 4,270    $18,292      $ 4,497    $18,809
                                   =======    =======      =======    =======

4.    Operating Investment Properties
      -------------------------------

      As of March 31, 1998, the Partnership owned one operating investment property directly and had interests in two consolidated joint ventures that owned operating investment properties. On September 24, 1999, Warner/Red Hill Associates, a joint venture in which the Partnership had an interest, sold the property known as the Warner/Red Hill Business Center located in Tustin, California, to an unrelated third party for $10.9 million. The Warner/Red Hill Business Center consists of three two-story office buildings totalling 93,895 net rentable square feet located in Tustin, California. The Partnership received net proceeds of approximately $3,452,000 after deducting a purchase price credit to the buyer of $75,000, closing costs of approximately $194,000, net closing proration adjustments of approximately $75,000, the repayment of the existing mortgage note of approximately $4,969,000, accrued interest of approximately $10,000 and a payment to the lender of approximately $2,125,000 as its share of the sale proceeds. As discussed further in Note 5, the lender received a 40% participation in the residual value of this property as part of a loan workout dated August 15, 1993. On October 15, 1999, the Partnership made a special distribution to the Limited Partners of $39.00 per original $1,000 investment, or $3,900,000, to unitholders of record on the September 24, 1999 sale date. Of the $39.00 total, $34.52 resulted from the sale of Warner/Red Hill and $4.48 was from Partnership reserves which exceeded expected future requirements. The Partnership recorded a gain of $7,488,000 on the sale of the operating investment property.

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

5.    Mortgage Notes Payable
      ----------------------

      Mortgage notes payable at December 31, 1999 and March 31, 1999 consist of the following (in thousands):

                                                 December 31       March 31
                                                 -----------       --------

     9.125%  nonrecourse loan payable to
     an  insurance  company,   which  is
     secured  by the 625 North  Michigan
     Avenue     operating     investment
     property.  The  terms  of the  note
     were  modified  effective  May  31,
     1994.  Monthly payments,  including
     interest,  of $55 are due beginning
     July 1, 1994  through  maturity  in
     May  2000.  In  addition,  the loan
     requires   monthly  deposits  to  a
     capital   improvement  escrow.  The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value  at  December  31,  1999  and
     March  31,  1999.                               $ 6,007        $ 6,088


     8.39%  nonrecourse  note payable to
     an  insurance  company,  which  was
     secured   by   the   Crystal   Tree
     Commerce Center.  Monthly payments,
     including interest, of $28 were due
     beginning November 15, 1994 through
     maturity on September 19, 2001. The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value at March 31, 1999.  This loan
     was   repaid   in  full   from  the
     proceeds of the sale of the Crystal
     Tree  property on May 14, 1999 (see
     Note 4).                                              -          3,261

     Nonrecourse   note  payable  to  an
     insurance company which was secured
     by the  Warner/Red  Hill  operating
     investment  property.  The note was
     amended  and  restated  during 1994
     (see  discussion  below).  The note
     bore  interest at 2.875% per annum,
     required  monthly  payments  of $24
     and had a scheduled  maturity  date
     of  August 1,  2003.  This loan was
     repaid in full from the proceeds of
     the  sale  of the  Warner/Red  Hill
     property on September 24, 1999 (see
     Note  4).                                             -          5,076
                                                     -------        -------
                                                       6,007         14,425

     Less:  Discount on Warner/Red  Hill
     debt, net of  amortization  of $932
     at   December   31,    1998.    See
     discussion below.                                     -           (898)
                                                     -------        -------
                                                     $ 6,007        $13,527
                                                     =======        =======

     During the quarter ended December 31, 1993, the Partnership negotiated and signed a letter of intent with the existing lender to modify and extend the maturity of a zero coupon loan secured by the Warner/Red Hill Office Building with an accreted principal balance of $5,763,000. The terms of the extension and modification agreement, which was finalized in August 1994, provided for a 10-year extension of the note effective as of the original maturity date of August 15, 1993. During the term of the agreement, the loan bore interest at 2.875% per annum and monthly principal and interest payments of $24,000 were required. In addition, the lender required a participation in the proceeds of a future sale or debt refinancing in order to enter into this agreement. Accordingly, upon the sale or refinancing of the Warner/Red Hill property, the lender would receive 40% of the residual value of the property, as defined, above a specified level after the repayment of the outstanding balance of the loan payable. The participation paid to the lender upon the sale of the property on September 24, 1999 was approximately $2,125,000. The extension and modification agreement also required the Partnership to establish an escrow account in the name of the joint venture and to fund such escrow with an equity contribution of $350,000. The escrowed funds were to be used solely for the payment of capital and tenant improvements, leasing commissions and real estate taxes related to the Warner/Red Hill property.

      Effective in fiscal 1999, the Partnership adopted Statement of Position 97-1, Accounting by Participating Mortgage Loan Borrowers ("SOP 97-1"), which establishes the borrower's accounting for a participating mortgage loan if the lender participates in increases in the market value of the mortgaged real estate project, the results of operations of that mortgaged real estate project, or both. SOP 97-1 states that if a lender is entitled to participate in the market value of the mortgaged real estate project, the borrower should determine the fair value of the participation feature at the inception of the loan and recognize a participation liability in that amount, with a corresponding entry to a debt discount account. The debt discount is to be amortized over the life of the loan using the interest method and the effective interest rate. At the end of each reporting period, the participation liability should be adjusted to equal the current fair value of the participation feature. The Partnership's mortgage participation liability related to the Warner/Red Hill debt was estimated at $1,830,000 at March 31, 1999. Due to the expected sale of the Warner/Red Hill property during fiscal 2000, the Partnership elected to amortize the debt discount over the expected remaining holding period of two years as opposed to over the remaining term of the mortgage note. The mortgage participation liability was adjusted to reflect the actual obligation paid to the mortgage lender in connection with the sale of the property, as discussed further above, as of the September 24, 1999 sale date. Amortization of the debt discount totalled $887,000 in fiscal 2000 through the date of the sale. The remaining unamortized discount of $307,000 as of the date of the sale was written off against the gain on the sale transaction.

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

Liquidity and Capital Resources
-------------------------------

      Subsequent to the sales of the Crystal Tree, Warner/Red Hill and 1881 Worcester Road properties on May 14, 1999, September 24, 1999 and November 2, 1999, respectively, as discussed further below, the Partnership's only remaining real estate investment is a joint venture interest in the 625 North Michigan Office Building. As previously reported, management is currently focusing on potential disposition strategies for the remaining investment in the Partnership's portfolio. With regard to the remaining commercial office property, the Partnership is working with the property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at the property while at the same time exploring potential sale opportunities. During the prior quarter, the Partnership selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale. Materials for the marketing packages were finalized and initial sale efforts began during the quarter ended December 31, 1999. As discussed further below, the property is currently under contract for sale to an affiliate of the Partnership's co-venture partner. A sale transaction is expected to close in late March or early April 2000. While no assurances can be given, management currently expects the liquidation of the Partnership to be completed during the second quarter of calendar year 2000.

      On November 2, 1999, Framingham - 1881 Associates, a joint venture in which the Partnership had an interest, sold the property known as the 1881
Worcester Road Office Building, located in Framingham, Massachusetts, to an unrelated third party for $7,850,000. The Partnership received net proceeds of approximately $6,540,000 after deducting a tenant improvement credit of
$295,000, closing costs of approximately $310,000, net closing proration adjustments of approximately $133,000, and a payment to the Partnership's co-venture partner of approximately $572,000 as its share of the sale proceeds in accordance with the joint venture agreement. The Partnership made a special distribution to the Limited Partners of $73 per original $1,000 investment, or $7,300,000, on November 15, 1999. Of the $73 total, $65.37 resulted from the sale of 1881 Worcester Road and $7.63 was from Partnership reserves which exceeded expected future requirements. The Partnership's policy is to recognize its share of ventures' operations three months in arrears. However, the Partnership's policy is also to record significant lag-period transaction in the period in which they occur. Accordingly, the Partnership accelerated the recognition of the operating results of Framingham - 1881 Associates during the quarter ended December 31, 1999 and recorded a gain of $3,940,000 on the sale of the operating investment property.

     As previously reported, while the two-story 1881 Worcester Road property was leased to two financially strong tenants with no lease expirations until December 31, 2002, the tenant leasing the entire second floor of the property informed the Partnership that it would be consolidating its operations at another location and had requested a lease termination. This tenant's lease did not expire until February 28, 2003. Negotiations with this tenant concerning a lease termination agreement were completed during the fourth quarter of fiscal 1999. Because of the agreement on a lease termination, the property's leasing team was then able to negotiate and secure a new lease for all of the space being vacated by the former tenant. The new lease was at a higher rental rate than the rate payable under the former tenant's lease. Once this new lease was signed, the Partnership and its co-venture partner decided to sell 1881 Worcester Road. A firm was selected to market the property for sale, and a sales package was finalized during the first quarter of fiscal 2000. Comprehensive sale efforts were underway by early May 1999. As a result of such efforts, nine offers were received. Subsequent to the end of the first quarter, the Partnership evaluated the offers, selected a prospective buyer and negotiated a purchase and sale agreement which was signed on July 30, 1999. The buyer completed its due diligence on August 31, 1999 and made non-refundable deposits totalling $450,000 prior to the closing of the transaction, which occurred as described above on November 2, 1999.

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

      As previously reported, because of the strong rental market in Orange County, California, the Partnership believed it was the opportune time to sell the Warner/Red Hill Business Center. As part of a plan to market the property for sale, the Partnership selected a national real estate firm that is a leading seller of this property type. Preliminary sales materials were prepared and initial marketing efforts were undertaken in March 1999. A marketing package was then finalized and comprehensive sale efforts began in early April 1999. Seven offers were received, all of which were in excess of the property's 1998 year-end estimated value. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were asked to submit best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. The Partnership then negotiated a purchase and sale agreement which was signed on June 24, 1999. The prospective buyer completed its due diligence review work on July 23, 1999 and made a non-refundable deposit of $150,000. The Partnership recorded a gain of $7,488,000 on the sale transaction, which closed on September 24, 1999 as described above.

     While the Partnership's net sale proceeds of approximately $3,452,000 were significantly below its original net investment in the Warner/Red Hill property of $12,250,000, they were higher than any amount that would have been available to distribute in August 1993 when the original zero coupon mortgage loan secured by the property matured. The partial return of capital can be attributed to the Partnership's efforts in negotiating a loan extension and modification agreement with the first mortgage lender in August 1994. Without this modification, which included a reduction in the annual interest rate from 9.36% to 2.875% and a ten-year extension of the original August 15, 1993 maturity date of the mortgage loan, it was highly likely that the property could have been lost to a foreclosure action by the lender. Due to the deteriorating economic conditions of the early 1990's, the value of the property in August 1993 and August 1994 was not sufficient to refinance the loan. Limited sources for the financing of commercial office buildings in general, as well as the stringent loan-to-value requirements for such loans, prohibited refinancing the Warner/Red Hill property by conventional means. As an inducement for the lender to agree to such a modification, the Partnership negotiated a participation interest contingency that would allow the lender to share in a future sale or refinancing of the property. This agreement allowed the new monthly principal and interest payments to the lender on the $5,763,000 loan balance to be covered from operating cash flow of the property from August 1993 through the September 1999 sale date. The loan extension also allowed the Partnership to retain its ownership position in the property while providing time for revenues and value to rise so that a sale which would provide proceeds to the Partnership could eventually be completed.

     As previously reported, management had been positioning the Crystal Tree Commerce Center, located in North Palm Beach, Florida, for a possible sale by having the property's management and leasing team negotiate rental rates for new leases on a triple-net basis, whereby each tenant is 100% responsible for its share of operating expenses. With an occupancy level of 100% and a stable base of tenants, the Partnership believed this was an opportune time to sell the property. As part of its plan to market the property for sale, the Partnership selected a Florida real estate firm that is a leading seller of this type of property. Preliminary sales materials were prepared and initial marketing efforts were undertaken. A marketing package was then finalized and comprehensive sale efforts began in December 1998. As a result of these sale efforts, twelve offers were received. As part of the sale efforts to reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports as well as environmental information on the property were provided to the top prospective buyers, who were then asked to submit best and final offers and did so. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer and negotiated a purchase and sale agreement which was signed on March 4, 1999. On May 14, 1999, Crystal Tree was sold for $10.55 million. The Partnership received net proceeds of approximately $6,690,000 from the sale of Crystal Tree after deducting closing costs of approximately $295,000, net closing proration adjustments of approximately $287,000 and the repayment of the outstanding first mortgage loan and accrued interest of $3,278,000. As a result of the sale, the Partnership made a special distribution to the Limited Partners of $6,700,000, or $67 per original $1,000 investment, on June 15, 1999. The Partnership recognized a gain of $563,000 on the sale of the operating investment property.

      The 625 North Michigan Office Building in Chicago, Illinois was 95% leased as of December 31, 1999, compared to 91% leased as of September 30, 1999. During the third quarter of fiscal 2000, one tenant leasing a total of 10,858 square feet signed a new short-term lease and took occupancy. In addition, an existing tenant expanded its leased space by 6,395 square feet. This new leasing was partially offset when three tenants occupying a total of 4,354 square feet moved from the building. Over the next year, 3 leases representing a total of approximately 10,000 square feet will expire. Two of these leases representing 3,000 square feet will not be renewed because that space is included in the retail redevelopment plan, and the third tenant currently expects to move from the building when its lease for 7,000 square feet expires on August 31, 2000. The property's leasing team continues to negotiate with several prospective tenants which have expressed an interest in leasing space at 625 North Michigan Avenue. As previously reported, the Partnership has been actively working with the co-venture partner on potential redevelopment and leasing opportunities with specialty and fashion retailers looking to locate stores near the building. These retailers pay significantly higher rental rates than office rental rates. Formal approval received from the City Council during fiscal 1999 to enclose the arcade sections of the first floor will greatly improve the chances of adding a major retail component to the building's North Michigan Avenue frontage. Once this approval was obtained, the Partnership began exploring potential opportunities to sell this property with the development rights.

      As previously reported, during the quarter ended September 30, 1999 the Partnership selected a real estate brokerage firm to market the 625 North Michigan Avenue property for sale. Materials for the marketing packages for the 625 North Michigan property were finalized and initial sale efforts began during the quarter ended December 31, 1999. To reduce the prospective buyer's due diligence work and the time required to complete it, updated operating reports, as well as environmental information on the property, were provided to the top prospective buyers, who were asked to submit best and final offers. All of the best and final offers received were substantially in excess of the property's 1998 year-end estimated value. The highest bidder was an affiliate of the Partnership's co-venture partner in the 625 North Michigan joint venture. After completing an evaluation of the offers and the relative strength of the prospective purchasers, the Partnership chose to negotiate a purchase and sale agreement with the affiliate of the co-venturer, which was signed on January 13, 2000. The prospective buyer has made a deposit of $400,000 in connection with the transaction and completed its due diligence as of February 3, 2000. The prospective buyer has until February 14, 2000 to secure its financing for the transaction, at which time an additional deposit of $600,000 is required and the entire deposit becomes non-refundable. While no assurances can be given, the transaction is expected to close in late March or early April 2000. The sale of the Partnership's interest in the 625 North Michigan joint venture would be followed by an orderly liquidation of the Partnership.

      At December 31, 1999, the Partnership had available cash and cash equivalents of approximately $5,281,000. Such cash and cash equivalents, along with the future cash flow distributions from the remaining operating property, will be utilized for the working capital requirements of the Partnership, monthly loan payments and the funding of capital enhancements and potential leasing costs for its one remaining commercial property investment. The source of future liquidity and distributions to the partners is expected to be from the sale or refinancing of the remaining operating investment property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1999
------------------------------------

     The Partnership had net income of $4,174,000 for the three months ended December 31, 1999, as compared to net income of $25,636,000 for the same period in the prior year. This $21,462,000 decrease in the Partnership's net income was mainly a result of the gains realized in the prior year from the sale of three operating investment properties. As discussed further in the Annual Report, the Partnership sold the consolidated Sunol Center Office Buildings on November 20, 1998 and realized a gain of $7,401,000. The Partnership also realized gains from the sales of the unconsolidated Monterra Apartments and Chandler's Reach Apartments, which were both sold on October 2, 1998, in the amounts of $9,208,000 and $9,683,000, respectively. The gains realized on the sales in the prior year were partially offset the gain of $3,940,000 realized in the current year on the sale of the 1881 Worcester Road Office Building.

      In addition, the Partnership reported an operating loss of $96,000 for the three months ended December 31, 1999 as compared to operating income of $130,000 for the same period in the prior year. This $226,000 unfavorable change in operating income (loss) was primarily a result of a decrease in interest and other income of $279,000 which was partially offset by a $31,000 reduction in general and administrative expenses. Interest income declined mainly due to a decrease in the average outstanding cash balances as a result of the receipt and temporary investment of the sales proceeds from the three operating investment properties sold in the prior period pending the special distributions to the Limited Partners. General and administrative expenses declined primarily due to a reduction in certain required professional services for the current three-month period.

     The decrease in gains realized on the sales of operating investment properties and the unfavorable change in the Partnership's operating income
(loss) was partially offset by a favorable change of $929,000 in the Partnership's share of unconsolidated ventures' income (losses). The
Partnership's share of unconsolidated ventures' income (losses) changed primarily as a result of the prior year sales of the Monterra and Chandler's Reach Apartments. Both the Monterra and Chandler's Reach joint ventures had operating losses during the prior year primarily due to prepayment penalties on their respective debts upon the sales of the properties.

Nine Months Ended December 31, 1999
-----------------------------------

      The Partnership had net income of $10,660,000 for the nine months ended December 31, 1999, as compared to net income of $26,148,000 for the same period in the prior year. This $15,488,000 decrease in the Partnership's net income was primarily a result of the gains realized from the sale of three operating investment properties during the prior year exceeding the gains realized from the sale of three operating investment properties during the current year by $14,301,000. As discussed further above, the Partnership sold the consolidated Sunol Center Office Buildings on November 20, 1998 and realized a gain of $7,401,000. The Partnership also realized gains from the sales of the unconsolidated Monterra Apartments and Chandler's Reach Apartments, which were both sold on October 2, 1998, in the amounts of $9,208,000 and $9,683,000, respectively. During the current year, the Partnership sold the wholly-owned Crystal Tree Commerce Center on May 14, 1999 and realized a gain of $563,000. In addition, the Partnership sold the consolidated Warner/Red Hill Business Center on September 24, 1999 and realized a gain of $7,488,000. The Partnership also sold the unconsolidated 1881 Worcester Road Office Building on November 2, 1999 and realized a gain of $3,940,000.

     In addition to the decrease in gains realized from the sales of operating investment properties, the Partnership reported an operating loss of $1,354,000 for the nine months ended December 31, 1999 as compared to an operating loss of $275,000 for the same period in the prior year. The Partnership's operating loss included the operating results of the wholly-owned Crystal Tree Commerce Center and the consolidated Warner/Red Hill joint venture during the current year plus the consolidated Sunol Center during the prior year. The operating loss increased mainly due to the sale of the Warner/Red Hill operating investment property, as discussed above. The current period results included the amortization of the discount on the Warner/Red Hill debt, as discussed further in the Annual Report, which was the primary cause of the $367,000 increase in interest expense for the current nine-month period. In addition, the prior year results included net operating income of $25,000 from the operations of the wholly-owned Crystal Tree Commerce Center, which was sold on May 14, 1999, as compared to a net loss of $317,000 for the current period due to a decrease in rental income and various write-offs due to the sale of the property. In addition, the prior year results also included net operating income of $112,000 from the operations of the consolidated Sunol Center joint venture. A decrease of $400,000 in interest income on notes receivable from unconsolidated ventures as a result of the sales of the Chandler's Reach and Monterra Apartments during fiscal 1999 also contributed to the decrease in the Partnership's net income for the current nine-month period.

     The decrease in gains realized on the sales of operating investment properties, the increase in the Partnership's operating loss and the decrease in interest income on notes receivable from unconsolidated ventures were partially offset by a favorable change in the Partnership's share of unconsolidated ventures' income (losses). The Partnership's share of income from unconsolidated ventures was $557,000 during the nine months ended December 31, 1999, as compared to a loss of $82,000 for the same period in the prior year. The Partnership's share of unconsolidated ventures' income (losses) improved primarily as a result of the prior year sales of the Monterra and Chandler's Reach Apartments. Both the Monterra and Chandler's Reach joint ventures had operating losses during the prior year primarily due to prepayment penalties on their respective debts upon the sales of the properties.

                                     PART II
                                Other Information



Item 1. Legal Proceedings          NONE
-------------------------

Item 2. through 5.                 NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:                     NONE

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K dated November 2, 1999 was filed by the Partnership during the current quarter to report the sale of the 1881 Worcester Road Office Building and is hereby incorporated herein by reference.

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

                              PAINEWEBBER EQUITY PARTNERS ONE
                                    LIMITED PARTNERSHIP


                              By:  First Equity Partners, Inc.
                                   --------------------------
                                   Managing General Partner

                              By:   /s/ Walter V. Arnold
                                    --------------------
                                    Walter V. Arnold
                                    Senior  Vice  President and
                                    Chief Financial Officer

Dated:  February 11, 2000